Form 10-Q
period 1998-01-31
COMMUNITY DISTRIBUTORS INC; CDI GROUP INC
filed 1998-03-17
CIK 774492, 940727

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


X   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE PERIOD ENDED JANUARY 31, 1998

                                       OR

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-21379


                          COMMUNITY DISTRIBUTORS, INC.
                                CDI GROUP, INC.
       (Exact name of registrants as specified in their charters)


                  DELAWARE                     22-1833660
                                               22-3349976
     (States or other jurisdictions of      (I.R.S. Employer
       incorporation or organization)     Identification Nos.)

                             251 INDUSTRIAL PARKWAY
                              BRANCHBURG TOWNSHIP
                          SOMERVILLE, NEW JERSEY 08876
                    (Address of principal executive offices)

                                 (908) 722-8700
              (Registrants' telephone number, including area code)


                                      NONE
                    (Former name, former address and former
                   fiscal year, if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X


===============================================================================



                          COMMUNITY DISTRIBUTORS, INC.
                                CDI GROUP, INC.

                                     INDEX

 ITEM                                                                            PAGE
NUMBER                                                                          NUMBER

PART I.    FINANCIAL INFORMATION

   Item 1. Condensed Financial Statements

           Community Distributors, Inc.

           Condensed Statements of Operations - For the Quarter
            and Six Months Ended January 31, 1998 and January 25, 1997..........   3

           Condensed Balance Sheets - As of January 31, 1998 and July 26, 1997..   4

           Condensed Statements of Cash Flows - For the Quarter
            and Six Months Ended January 31, 1998 and January 25, 1997..........   5

           Notes to Condensed Financial Statements of
            Community Distributors, Inc.........................................   6

           CDI Group, Inc. and Subsidiary

           Condensed Consolidated Statements of Operations - For the Quarter
            and Six Months Ended January 31, 1998 and January 25, 1997..........   8

           Condensed Consolidated Balance Sheets - As of January 31, 1998
            and July 26, 1997...................................................   9

           Condensed Consolidated Statements of Cash Flows - For the Quarter
            and Six Months Ended January 31, 1998 and January 25, 1997..........   10

           Notes to Condensed Consolidated Financial Statements of
            CDI Group, Inc. and Subsidiary......................................   11

   Item 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations.......................................................   13


PART II.   OTHER INFORMATION

   Item 5. Other Information....................................................   19

   Item 6. Exhibits and Reports on Form 8-K.....................................   19

           SIGNATURES...........................................................   20


                        PART I -- FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    Three Months Ended         Six Months Ended
                                                  -----------------------  ------------------------
                                                  January 31, January 25,  January 31,  January 25,

                                                    1998         1997          1998        1997
                                                  ---------   ---------     ---------   ----------
                                                             (Dollars in thousands)
Net sales                                        $  74,463   $  66,165     $  129,185   $  118,238
Cost of sales                                       52,783      45,657         92,454       83,729
                                                  ---------   --------      ---------   ----------
  Gross profit                                      21,680      20,508         36,731       34,509
Selling, general and administrative expenses        14,760      13,686         27,438       25,436
Administrative fees                                     63          62            126          125
Depreciation and amortization                        1,258       1,038          2,725        2,154
Other income, net                                      147          87            252          182
                                                  ---------   --------      ---------   ----------
  Operating income                                   5,746      5,809           6,694        6,976
Interest expense, net                                2,241        762           2,959        1,589
                                                  ---------   --------      ---------   ----------
  Income before income taxes                         3,505      5,047           3,735        5,387
Provision for income taxes                           1,687      2,692           2,036        2,873
                                                  ---------   --------      ---------   ----------
  Net income                                     $   1,818   $  2,355      $    1,699   $    2,514
                                                 =========    ========      =========   ==========

           See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                         As of        As of
                                                       January 31,   July 26,
                                                         1998          1997
                                                       ---------     --------
                                                       (Dollars in thousands)
ASSETS:
   Cash and cash equivalents                           $  5,334   $  1,870
   Accounts receivable                                    1,133      2,614
   Inventory                                             35,631     30,233
   Prepaid expenses and other current assets              1,134      1,085
                                                       ---------  ---------
    TOTAL CURRENT ASSETS                                 43,232     35,802

   Property and equipment, net                            9,561      8,649
   Deferred charges and other assets                      6,422      3,286
   Goodwill, net                                         32,561     33,519
                                                       =========  =========
TOTAL ASSETS                                           $ 91,776   $ 81,256
                                                       =========  =========

LIABILITIES:
   Revolver borrowings                                 $      -   $      -
   Current portion of long-term debt                          -      4,750
   Accounts payable                                      15,698     14,796
   Accrued expenses and other current liabilities         6,123      4,118
   Current portion of supplier advances                   1,900      1,900
                                                       ---------  ---------
    TOTAL CURRENT LIABILITIES                            23,721     25,564

   Long-term debt                                        80,000     24,519
   Supplier advances, net of current portion                467      1,353
   Other long-term liabilities                            3,311      2,122

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDER'S EQUITY (DEFICIT):
   Common stock, $.01 par value, 1,000 shares
     authorized, issued and outstanding                       -          -
   Additional paid-in capital                            18,242     18,000
Retained earnings/(accumulated deficit)                 (33,965)     9,698
                                                       ---------  ---------
      TOTAL STOCKHOLDER'S EQUITY (DEFICIT)              (15,723)    27,698
                                                       =========  =========
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)   $ 91,776   $ 81,256
                                                       =========  =========

           See accompanying notes to condensed financial statements.



                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Three Months Ended           Six Months Ended
                                                     --------------------------   ------------------------
                                                     January 31,    January 25,   January 31,  January 25,
                                                        1998           1997          1998         1997
                                                     -----------    -----------   -----------  -----------
                                                                   (Dollars in thousands)

CASH FLOWS  FROM OPERATING ACTIVITIES:
  Net income                                          $ 1,818        $  2,355      $  1,699     $  2,514
  Depreciation and amortization                         1,294           1,038         2,793        2,154
  Non-cash rent expense                                   102             100           221          186
  LIFO provision                                          300             300           600          600
  Changes in operating assets and liabilities           2,517            (272)       (2,238)      (2,409)
                                                     --------       ---------     ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES:              6,031           3,521         3,075        3,045

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                (1,288)           (393)       (1,950)        (899)
                                                     --------       ---------     ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES:                (1,288)           (393)       (1,950)        (899)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Revolver Borrowings                      900               0           900            0
  Payments made on Revolver Borrowings                  (900)              0          (900)           0
  Payments made on long-term debt                          0          (3,972)      (29,269)      (3,972)
  Proceeds from issuance of 10 1/4% Senior Notes           0               0        80,000            0
  Transaction fees paid                                 (548)              0        (3,634)           0
  Dividend paid to parent                                  0               0       (45,000)           0
  Additional capital received from parent                  0               0           242            0
                                                     --------       ---------     ---------    ---------
NET CASH USED IN (PROVIDED BY) FINANCING ACTIVITIES     (548)         (3,972)        2,339       (3,972)

Net increase (decrease) in cash and cash equivalents   4,195            (844)        3,464       (1,826)
Cash and cash equivalents at beginning of period       1,139           2,641         1,870        3,623
                                                     ========       =========     =========    =========
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 5,334        $  1,797      $  5,334     $  1,797
                                                     ========       =========     =========    =========

           See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION:

    The accompanying financial statements should be read in conjunction with the audited financial statements of Community Distributors, Inc. (the "Company"), and the notes thereto contained in the Company's Prospectus dated February 13, 1998. The Company, a wholly owned subsidiary of CDI Group, Inc. (the "Holding Company"), is engaged in the operation of retail stores throughout New Jersey. These interim financial statements are unaudited but, in the opinion of the management, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position and operating results for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

(2) CONTINGENCIES:

    The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the disposition of these lawsuits should not have a material impact on the Company's results of operations, financial position, and cash flows.

(3) DEBT OFFERING:

    On October 16, 1997, the Company issued $80.0 million of 10 1/4% Senior Notes due 2004 which are guaranteed by the Holding Company (the "Senior Notes"). The net proceeds of such debt issuance was approximately $77.0 million. The Company used $29.0 million of such net proceeds to repay substantially all of its then existing indebtedness at its carrying value, exclusive of deferred financing charges of $400,000 associated with the repaid debt, which was written off at that time. Approximately $45.0 million of the net proceeds was used to pay a dividend to the Holding Company which was then distributed in the same amount to the stockholders of the Holding Company. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all such outstanding notes.

    On October 16, 1997, the Company also replaced its then existing credit facility with a $20.0 million five year revolving credit facility (the "Facility") concurrent with the issuance of the Senior Notes. At January 31, 1998, there were no borrowings under the Facility. This Facility bears interest at either prime rate or LIBOR plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

(4) INVENTORY COSTING METHOD:

    Inventory at interim periods is valued on a last-in, first-out (LIFO) basis which is determined based on estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories which are taken twice a year. The results of the last physical inventory that was taken on January 31, 1998 did not have a material impact on the results of operations.

(5) ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                         CDI GROUP, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 Three Months Ended            Six Months Ended
                                             --------------------------   --------------------------
                                              January 31,   January 25,    January 31,   January 25,
                                                1998            1997          1998          1997
                                             ------------   -----------   ------------   -----------
                                                              (Dollars in thousands)

Net sales                                    $   74,463     $   66,165     $  129,185     $  118,238
Cost of sales                                    52,783         45,657         92,454         83,729
                                             ------------   -----------    -----------    -----------
  Gross profit                                   21,680         20,508         36,731         34,509
Selling, general and administrative expenses     14,760         13,686         27,438         25,436
Administrative fees                                  63             62            126            125
Depreciation and amortization                     1,258          1,038          2,725          2,154
Other income, net                                   147             87            252            182
                                             -----------    -----------    -----------    -----------
  Operating income                                5,746          5,809          6,694          6,976
Interest expense, net                             2,766          1,089          4,007          2,240
                                             -----------    -----------    -----------    -----------
  Income before income taxes                      2,980          4,720          2,687          4,736
Provision for income taxes                        1,503          2,577          1,669          2,645
                                             -----------    -----------    -----------    -----------
  Net income                                 $    1,477     $    2,143     $    1,018     $    2,091
                                             ===========    ===========    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                         As of        As of
                                                                      January 31,    July 26,
                                                                         1998          1997
                                                                      ---------     ---------
                                                                       (Dollars in thousands)

ASSETS:
   Cash and cash equivalents                                          $   5,334     $   1,870
   Accounts receivable                                                    1,149         2,614
   Inventory                                                             35,631        30,233
   Prepaid expenses and other current assets                              1,134         1,131
                                                                      ---------     ---------
    TOTAL CURRENT ASSETS                                                 43,248        35,878

   Property and equipment, net                                            9,561         8,649
   Deferred charges and other assets                                      6,422         3,286
   Goodwill, net                                                         32,561        33,519
                                                                      =========     =========
TOTAL ASSETS                                                          $  91,792     $  81,332
                                                                      =========     =========

LIABILITIES:
   Revolver borrowings                                                $       -     $       -
   Current portion of long-term debt                                          -         4,836
   Accounts payable                                                      15,698        14,796
   Accrued expenses and other current liabilities                         5,756         3,983
   Current portion of supplier advances                                   1,900         1,900
                                                                      ---------     ---------
    TOTAL CURRENT LIABILITIES                                            23,354        25,515

   Long-term debt                                                        80,000        24,519
   Subordinated debt                                                     17,887        16,834
   Supplier advances, net of current portion                                467         1,353
   Other long-term liabilities                                            1,931         1,402

COMMITMENTS AND CONTINGENCIES:

  Redeemable preferred stock, $1.00 par value, 7,862 authorized,            786           726
    issued and outstanding, redemption value $100 per share

  Redeemable shares of Class A voting common stock, 57,963 and
    33,726 shares issued and outstanding at net redemption value at         493           128
    January 31, 1998 and July 26, 1997, respectively

STOCKHOLDERS' EQUITY (DEFICIT):
  Class A voting common stock, $.00001 par value, authorized
    600,000 shares, 196,632 issued and outstanding at                         -             -
    January 31, 1998 and July 26, 1997
  Class B non-voting common stock, $.00001 par value, authorized
    600,000 shares, 187,922 issued and outstanding at                         -             -
    January 31, 1998 and July 26, 1997

   Additional paid-in capital                                             3,846         3,846
   Retained earnings/(accumulated deficit)                              (36,972)        7,009
                                                                      ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              (33,126)       10,855
                                                                      =========     =========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $  91,792     $  81,332

                                                                      =========     =========

    See accompanying notes to condensed consolidated financial statements.


                         CDI GROUP, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       Three Months Ended          Six Months Ended
                                                    ------------------------   ------------------------
                                                    January 31,  January 25,   January 31,   January 25,
                                                        1998         1997          1998          1997
                                                    -----------  -----------   -----------   -----------
                                                                    (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 1,477      $  2,143      $  1,018      $  2,091
  Depreciation and amortization                        1,294         1,038         2,793         2,154
  Non-cash rent expense                                  102           100           221           186
  Non-cash interest expense                              527           330         1,055           662
  LIFO provision                                         300           300           600           600
  Changes in operating assets and liabilities          2,331          (390)       (2,707)       (2,648)
                                                    --------      --------      --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES:             6,031         3,521         2,980         3,045

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                (1,288)         (393)       (1,950)         (899)
                                                    --------      --------      --------      --------
NET CASH USED IN INVESTING ACTIVITIES:                (1,288)         (393)       (1,950)         (899)


CASH FLOWS  FROM  FINANCING ACTIVITIES:
  Proceeds from Revolver Borrowings                      900             0           900             0
  Payments made on Revolver Borrowings                  (900)            0          (900)            0
  Payments made on long-term debt                          0        (3,972)      (29,269)       (3,972)
  Proceeds from issuance of 10 1/4% Senior Notes           0             0        80,000             0
  Transaction fees paid                                 (548)            0        (3,634)            0
  Dividend paid to stockholders                            0             0       (45,000)            0
  Proceeds from exercise of stock options                  0             0           242             0
  Proceeds from loans to officers and directors            0            87           182            87
  Payments of subordinated debt                            0           (87)          (87)          (87)
                                                    --------      --------      --------      --------
NET CASH USED IN (PROVIDED BY) FINANCING ACTIVITIES     (548)       (3,972)        2,434        (3,972)

Net increase (decrease) in cash and cash equivalents   4,195          (844)        3,464        (1,826)
Cash and cash equivalents at beginning of period       1,139         2,641         1,870         3,623
                                                    ========      ========      ========      ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 5,334      $  1,797      $  5,334      $  1,797
                                                    ========      ========      ========      ========

    See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION:

     The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of CDI Group, Inc. and Subsidiary, and the notes thereto contained in the Company's Prospectus dated February 13, 1998. The Company consists of an operating entity, Community Distributors, Inc. (the "Subsidiary"), which is engaged in the operation of retail stores throughout New Jersey, and a holding company, CDI Group, Inc. (the "Holding Company"), which principally owns all of the outstanding shares of the Subsidiary. These interim consolidated financial statements are unaudited but, in the opinion of the management, include all adjustments, consisting only of normal recurring items, necessary to fairly present the consolidated financial position and operating results for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

(2)  CONTINGENCIES:

     The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the disposition of these lawsuits should not have a material impact on the Company's consolidated results of operations, financial position, and cash flows.

(3)  DEBT OFFERING:

     On October 16, 1997, the Company issued $80.0 million of 10 1/4% Senior Notes due 2004 which are guaranteed by the Holding Company (the "Senior Notes"). The net proceeds of such debt issuance was approximately $77.0 million. The Subsidiary used approximately $29.0 million of such net proceeds to repay substantially all of its then existing indebtedness at its carrying value, exclusive of deferred financing charges of $400,000 associated with the repaid debt, which was written off at that time. Approximately $45.0 million of the net proceeds was used to pay a dividend to the Holding Company which was then distributed in the same amount to the stockholders of the Holding Company. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all such outstanding notes.

     On October 16, 1997, the Subsidiary also replaced its then existing credit facility with a $20.0 million five year revolving credit facility (the "Facility") concurrent with the issuance of the Senior Notes. At January 31, 1998, there were no borrowings under the Facility. This Facility bears interest at either prime rate or LIBOR plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

(4)  INVENTORY COSTING METHOD:

     Inventory at interim periods is valued on a last-in, first-out (LIFO) basis which is determined based on estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories which are taken twice a year. The results of the last physical inventory that was taken on January 31, 1998 did not have a material impact on the results of operations.

(5)  ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for the historical information contained herein, this quarterly report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) statements about possible changes in the rate of increase of pharmacy sales to Third Party Plans as a percentage of total pharmacy sales, and its impact on profitability and
(ii) certain statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Prospectus dated February 13, 1998 of Community Distributors, Inc. (the "Company") and CDI Group, Inc., the holder of all of the outstanding capital stock of the Company (the "Holding Company" and, together with the Company the "Registrants"). The forward-looking statements contained herein represent the Registrants' judgment as of the date of this quarterly report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.


GENERAL

      The Company was founded in 1954 and until 1990 was managed primarily by its founders. The Holding Company is the owner of all of the outstanding capital stock of the Company. Since 1990, the Company has experienced significant growth led by Frank Marfino, the Company's current Chief Executive Officer. The Company currently operates a chain of 46 drug and general merchandise stores, with 29 drugstores operating under the "Drug Fair" name and 17 general merchandise stores operating under the "Cost Cutters" name.


RESULTS OF OPERATIONS

     Except where indicated below, the following discussion relates to the operations of the Company only. The Holding Company conducts no operations separate from the Company.

Comparison of the Three Months Ended January 31, 1998 (the "1998 Three Month Period") with the Three Months Ended January 25, 1997 (the "1997 Three Month Period").

      Net sales for the 1998 Three Month Period were $74.5 million as compared to $66.2 million for the 1997 Three Month Period, an increase of 12.5%. This increase was primarily due to the 1998 Three Month Period including 14 weeks of results of operations as compared to 13 weeks included in the 1997 Three Month Period, a 10.2% increase in sales of non-pharmacy products from $52.0 million for the 1997 Three Month Period to $57.3 million for the 1998 Three Month Period, and a 4.4% increase in same-store sales on a comparable 13 week basis which was driven by a 20.4% increase in pharmacy sales from $14.2 million to $17.1 million, including a 30.3% increase in pharmacy sales to Third Party Plans from $9.9 million to $12.9 million. The Company attributes the increase in net sales of non-pharmacy products to the opening of two new store locations and the acquisition of certain assets of an independent pharmacy during the 1998 Three Month Period as compared to no new store openings during the 1997

Three Month Period, as well as increased customer traffic in the Company's stores associated with an increase in total pharmacy sales The number of prescriptions filled for Third Party Plan customers increased to approximately 341,000 prescriptions for the 1998 Three Month Period, as compared to 283,000 prescriptions for the 1997 Three Month Period, an increase of 20.5%, as compared to the 30.3% increase in pharmacy sales to Third Party Plans over the same period. Pharmacy sales to non-Third Party Plan customers were $4.2 million in each of the 1998 Three Month Period and the 1997 Three Month Period, as the additional week of sales in the 1998 Three Month Period was offset by a decrease in the volume of pharmacy products sold to non-Third Party Plan customers as prescriptions filled for such customers decreased from approximately 130,000 in the 1997 Three Month Period to approximately 114,000 in the 1998 Three Month Period, primarily as a result of increased participation of the Company's customers in Third Party Plans during the 1998 Three Month Period.

      Gross profit was $21.7 million for the 1998 Three Month Period, as compared to $20.5 million for the 1997 Three Month Period, an increase of 5.8%. Gross profit as a percentage of net sales was 29.1% for the 1998 Three Month Period as compared to 31.0% for the 1997 Three Month Period. This 0.9% decrease was due primarily to a decline in the gross margin on general merchandise sales as well as a decline in the gross margin on pharmacy sales caused by an increase in Third Party Plan prescription sales as a percentage of total pharmacy sales. Although management expects that Third Party Plan sales as a percentage of total pharmacy sales will continue to increase, management believes that as this rate of increase slows, gross margins will stabilize, resulting in pharmacy gross profit growth more closely approximating pharmacy sales growth rates. Management believes that the rate of increase in Third Party Plan prescription sales as a percentage of total pharmacy sales will slow because the current growth rate, if continued, would quickly reach the point at which almost all members of the population who may be eligible for enrollment in Third Party Plans will be so covered, although management believes there will always be some pharmacy customers who do not enroll in Third Party Plans. Because of the lower margins on prescription sales to Third Party Plan participants, management believes that the increase in Third Party Plan prescription sales as a percentage of total pharmacy sales will negatively impact profitability, although this may be partly or wholly offset by the increases in pharmacy sales that have accompanied the increase in Third Party Plan prescription sales as a percentage of total pharmacy sales. There can be no assurance, however, that the increase in Third Party Plan prescription sales as a percentage of total prescription sales will continue, or that any resulting decrease in overall margins will be offset.

      Gross profit on total pharmacy sales (including sales to Third Party Plans) was $4.8 million in the 1998 Three Month Period, as compared to $3.1 million in the 1997 Three Month Period, primarily as a result of the additional week of sales included in the current year as well as the increase in sales on a same store basis. Gross profit on pharmacy sales to Third Party Plan customers increased by $1.0 million from $1.8 million in the 1997 Three Month Period to $2.8 million in the 1998 Three Month Period, primarily as a result of the increase in volume of pharmacy sales to Third Party Plan customers in the 1998 Three Month Period. Gross profit on sales of pharmacy products to non-Third Party Plan customers increased from approximately $1.3 million in the 1997 Three Month Period to approximately $2.0 million in the 1998 Three Month Period, primarily as a result of the additional week of operations included in the current year and an improved gross margin on sales to non-Third Party Plan customers.

      Gross profit on non-pharmacy sales was $16.8 million for the 1998 Three Month Period, as compared to $17.4 million for the 1997 Three Month Period, a decrease of 3.4%. This decrease was the result of increased competition with the Company's stores and increased sales of convenience foods (which generally offer lower gross margins than other non-pharmacy products) resulting from the addition of convenience foods departments in new and existing stores.

      Selling, general and administrative expenses as a percentage of net sales were 19.8% for the 1998 Three Month Period as compared to 20.7% for the 1997 Three Month Period. This decrease was primarily the result of the additional week of sales included in the 1998 Three Month Period as well as maturing of stores opened during the current and previous fiscal years as selling, general and administrative expenses have historically declined as a percent of new store sales during the first three years after a new store is opened. Many of the Company's expenses are fixed on a quarterly or annual basis and, accordingly, would not be affected by including an extra week of sales in a particular quarterly period.

      Depreciation and amortization was $1.3 million during the 1998 Three Month Period as compared to $1.0 million during the 1997 Three Month Period, an increase of 30.0%. This increase is primarily due to the higher level of amortization of deferred financing costs which were incurred in connection with the issuance of the Company's 10 1/4% Senior Notes due 2004 (the "Senior Notes") as compared to the amortization of deferred financing costs incurred in connection with the Company's previous credit facility, as well as a higher level of depreciation expense primarily related to the new stores.

      Interest expense for the Company was $2.3 million during the 1998 Three Month Period as compared to $0.8 million during the 1997 Three Month Period, an increase of $1.5 million. This increase was the result of interest incurred under the Senior Notes as compared to interest incurred on the Company's outstanding debt balance under its previous credit facility which had a much lower outstanding principal balance. Interest expense for the Holding Company was $0.5 million during the 1998 Three Month Period as compared to $0.3 million during the 1997 Three Month Period, an increase of $0.2 million. This increase was the result of the compounding of the interest on the Holding Company's outstanding Subordinated Notes due 2005.

      The Company achieved net income of $1.8 million during the 1998 Three Month Period as compared to $2.4 million during the 1997 Three Month Period, a decrease of $0.6 million. The decrease in the net income was the result of higher amortization and interest costs incurred as a result of the issuance of the Senior Notes. The net income of the Holding Company for the 1998 Three Month Period was $1.5 million as compared to $2.1 million for the 1997 Three Month Period, a decrease of $0.6 million. The decrease in the net income of the Holding Company was the result of the factors described above in addition to a higher level of interest accruing during the 1998 Three Month Period on the Holding Company's outstanding Senior Subordinated Notes due 2005, as interest on such notes is compounding.

Comparison of the Six Months Ended January 31, 1998 (the "1998 Six Month Period") with the Six Months Ended January 25, 1997 (the "1997 Six Month Period").

      Net sales for the 1998 Six Month Period were $129.2 million, as compared to $118.2 million for the 1997 Six Month Period, an increase of 9.3%. This increase was primarily due to the 1998 Six Month Period including 27 weeks of results of operation as compared to 26 weeks included in the 1997 Six Month Period, a 7.1% increase in sales of non-pharmacy products from $91.2 million for the 1997 Six Month Period to $97.7 million for the 1998 Six Month Period, and a 4.5% increase in same-store sales on a comparable 26 week basis, which was driven by a 17.0% increase in pharmacy sales from $27.0 million to $31.6 million, including a 27.6% increase in pharmacy sales to Third Party Plans from $18.5 million to $23.6 million. The Company attributes the increase in net sales of non-pharmacy products to the opening of two new store locations and the acquisition of certain assets of an independent pharmacy during the 1998 Six Month Period as compared to one new store opening during the 1997 Six Month Period, as well as increased customer traffic in the Company's stores associated with an increase in total pharmacy sales. The number of prescriptions filled for Third Party Plan customers increased to approximately 619,000 prescriptions for the 1998 Six Month Period, as compared to 522,000 prescriptions for the 1997 Six Month Period, an increase of 18.6%, as compared to the 27.6% increase in Pharmacy sales to Third Party Plans over the same period. Pharmacy sales to non-Third Party Plan customers were $8.5 million in the 1998 Six Month Period as compared to $7.9 million in the 1997 Six Month Period, a decrease of $0.6 million, primarily as a result of the increased participation of the Company's customers in Third Party Plans offset by the additional week of sales in the 1998 Six Month Period and a decrease in the volume of pharmacy products sold to non-Third Party Plan customers as prescriptions filled for such customers decreased from approximately 255,000 in the 1997 Six Month Period to approximately 215,000 in the 1998 Six Month Period.

      Gross profit was $36.7 million for the 1998 Six Month Period, as compared to $34.5 million for the 1997 Six Month Period, an increase of 6.4%. Gross profit as a percentage of net sales was 28.4% for the 1998 Six Month Period as compared to 29.2% for the 1997 Six Month Period. This 0.8% decrease was due primarily to a decline in the gross margin on general merchandise sales as well as a decline in the gross margin on pharmacy sales caused by an increase in Third Party Plan prescription sales as a percentage of total pharmacy sales. Although management expects that Third Party Plan sales as a percentage of total pharmacy sales will continue to increase, management believes that as this rate of increase slows, gross margins will stabilize, resulting in pharmacy gross profit growth more closely approximating pharmacy sales growth rates. Management believes that the rate of increase in Third Party Plan prescription sales as a percentage of total pharmacy sales will slow because the current growth rate, if continued, would quickly reach the point at which almost all members of the population who may be eligible for enrollment in Third Party Plans will be so covered, although management believes there will always be some pharmacy customers who do not enroll in Third Party Plans. Because of the lower margins on prescription sales to Third Party Plan participants, management believes that the increase in Third Party Plan prescription sales as a percentage of total pharmacy sales will negatively impact profitability, although this may be partly or wholly offset by the increases in pharmacy sales that have accompanied the increase in Third Party Plan prescription sales as a percentage of total pharmacy sales. There can be no assurance, however, that the increase in Third Party Plan prescription sales as a percentage of total prescription sales will continue, or that any resulting decrease in overall margins will be offset.

      Gross profit on total pharmacy sales (including sales to Third Party Plans) was $7.8 million in the 1998 Six Month Period as compared to $6.1 million in the 1997 Six Month Period, primarily as a result of the additional week of sales in the current year as well as the increase in sales on a same store basis. Gross profit on pharmacy sales to Third Party Plan customers increased from $3.4 million in the 1997 Six Month Period to $4.5 million in the 1998 Six Month Period, primarily as a result of the increase in volume of pharmacy sales to Third Party Plan customers in the 1998 Six Month Period. Gross profit on sales of pharmacy products to non-Third Party Plan customers increased from approximately $2.7 million in the 1997 Six Month Period to approximately $3.3 million in the 1998 Six Month Period, primarily as a result of the additional week of operations included in the current year and an improved gross margin on sales to non-Third Party Plan customers.

      Gross profit on non-pharmacy sales was $28.9 million for the 1998 Six Month Period, as compared to $28.4 million for the 1997 Six Month Period, a decrease of 1.7%. Gross profit on non-pharmacy sales increased at a lower rate than the increase in sales of non-pharmacy products as a result of increased competition with the Company's stores and increased sales of convenience foods (which generally offer lower gross margins than other non-pharmacy products) resulting from the addition of convenience foods departments in new and existing stores.

      Selling, general and administrative expenses as a percentage of net sales were 21.2% for the 1998 Six Month Period as compared to 21.5% for the 1997 Six Month Period. This decrease was primarily the result of the additional week of sales included in the 1998 Six Month Period as well as maturing of stores opened during the current and previous fiscal years as selling, general and administrative expenses have historically declined as a percent of new store sales during the first three years after a new store is opened. Many of the Company's expenses are fixed on a quarterly or annual basis and, accordingly, would not be affected by including an extra week of sales in a particular quarterly period or periods.

      Depreciation and amortization was $2.7 million during the 1998 Six Month Period as compared to $2.1 million during the 1997 Six Month Period, an increase of 28.6%. This increase is primarily due to the higher level of amortization of deferred financing costs which were incurred in connection with the issuance of the Senior Notes as compared to the amortization of deferred financing costs incurred in connection with the Company's previous credit facility, the higher level of depreciation expense primarily related to the new stores, and the write-off of $0.4 million of deferred financing costs in connection with the repayment of the Company's previous credit facility.

      Interest expense for the Company was $3.0 million during the 1998 Six Month Period as compared to $1.6 million during the 1997 Six Month Period, an increase of $1.4 million. This increase was the result of interest incurred under the Senior Notes as compared to interest incurred on the Company's outstanding debt balance under the previous credit facility which had a much lower outstanding principal balance. Interest expense for the Holding Company was $1.0 million during the 1998 Six Month Period as compared to $0.6 million during the 1997 Six Month Period, an increase of $0.4 million. This increase was the result of the compounding of the interest on the Holding Company's outstanding Senior Subordinated Notes due 2005.

      The Company achieved net income of $1.7 million during the 1998 Six Month Period as compared to $2.5 million during the 1997 Six Month Period, a decrease of $0.8 million. The decrease in the net income was the result of higher amortization and interest costs incurred as a result of the issuance of the Senior Notes. The net income of the Holding Company for the 1998 Six Month Period was $1.0 million as compared to $2.1 million for the 1997 Six Month Period, a decrease of $1.1 million. The decrease in the net income of the Holding Company was the result of the factors described above in addition to a higher level of interest accruing during the 1998 Six Month Period on the Holding Company's outstanding Senior Subordinated Notes due 2005, as interest on such notes is compounding.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of the Three Months Ended January 31, 1998 with the Three Months Ended January 25, 1997.

      In the 1998 Three Month Period, cash provided by operations was $6.0 million as compared to $3.5 million for the 1997 Three Month Period. This increase is primarily the result of the factoring of the Company's Third Party Plan prescription receivables during the 1998 Three Month Period, the lower level of income tax payments during the 1998 Three Month Period and the fact that no cash was used to pay interest on the Company's outstanding long-term debt during the 1998 Three Month Period as interest is paid semi-annually on the Senior Notes as compared to upon the maturity of the various LIBOR options elected under the previous credit facility. Cash used in investing activities was -$1.3 million during the 1998 Three Month Period as compared to $0.4 million during the 1997 Three Month Period, an increase of $0.9 million. This increase is the result of the opening of two new store locations and the purchase of certain assets of an independent pharmacy during the 1998 Three Month Period, as compared to no new store openings during the 1997 Three Month Period. Cash used in financing activities was $0.5 million for the 1998 Three Month Period as compared to $4.0 million during the 1997 Three Month Period. This decrease in the use of cash in financing activities was the result of the regularly scheduled principal payments made on the Company's previous credit facility during the 1997 Three Month Period, while no principal payments were required to be made during the 1998 Three Month Period after the previous credit facility was repaid with the proceeds received from the issuance of the Senior Notes.

Comparison of the Six Months Ended January 31, 1998 with the Six Months Ended January 25, 1997.

    In the 1998 Six Month Period, cash provided by operations was $3.1 million as compared to $3.0 million for the 1997 Period. This increase was the result of the factoring of the Company's Third Party Plan prescription receivables during the 1998 Six Month Period, the lower level of income tax payments during the 1998 Six Month Period and the fact that no cash was used to pay interest on the Company's outstanding long-term debt during the 1998 Six Month Period as interest is paid semi-annually on the Senior Notes as compared to upon the maturity of the various LIBOR options elected under the previous credit facility, offset by the reinvestment of cash into inventory, primarily for the higher number of new stores opened during the 1998 Six Month Period. Cash used in investing activities was $1.9 million during the 1998 Six Month Period as compared to $0.9 million during the 1997 Six Month Period, an increase of $1.0 million. This increase is the result of the opening of two new store locations and the purchase of certain assets of an independent pharmacy during the 1998 Six Month Period as compared to opening of only one new store during the 1997 Six Month Period. Cash provided by financing activities was $2.3 million for the 1998 Six Month Period as compared to a use of cash of $3.9 million during the 1997 Six Month Period. The cash provided during the 1998 Six Month Period was the result of the net proceeds from the issuance of the Senior Notes while the use of cash in the 1997 Six Month Period was the result of regularly scheduled principal payments made under the previous credit facility.

      The Company believes that, based on anticipated levels of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes, when due and to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of its fiscal years ended July 25, 1998 and July 31, 1999. The Company's ability to make scheduled payments of principal or interest on, or to refinance, its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. Although the Company's cash flow and borrowings under its outstanding $20.0 million credit facility is intended to cover the Company's debt service obligations and working capital requirements over the near term, this credit facility does not mature until October 2002, and the Senior Notes do not mature until October 2004. Accordingly, the Company's principal financing expenses over the near term are expected to relate to the payment of interest on such indebtedness. The Company expects that substantially all of its borrowings under its credit facility will bear interest at floating rates; therefore, the Company's financial condition will be affected by any changes in prevailing interest rates.

                          PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

      Exchange of Outstanding Senior Notes

      On February 13, 1998, the Company commenced an offer to exchange $80.0 million in aggregate principal amount of its 10 1/4% Senior Notes due 2004 (the "Exchange Notes") that had been registered under the Securities Act of 1933, as amended (the "Securities Act"), for a like principal amount of the Company's outstanding 10 1/4% Senior Notes due 2004 (the "Original Notes"). This exchange was commenced in accordance with the terms of the Registration Rights Agreement, dated as of October 16, 1997, between the Company and the initial purchasers of the Original Notes. The Original Notes were issued by the Company on October 16, 1997 in a transaction exempt from the registration requirements of the Securities Act by virtue of Rule 144A promulgated thereunder. Each of the Exchange Notes and the Original Notes has been guaranteed by the Holding Company.

      Headquarters Lease

      The leases for the Company's current warehouse and office facilities expire on December 31, 1998 and the Company has not yet entered into a lease for a new warehouse and office facility. If the Company is unable to enter into a lease for an adequate facility prior to the expiration of the leases for the current office and warehouse facilities, the Company may be required to seek an extension of its current lease, which may not be available. In the event that no extension is available, or if the terms of such an extension are not favorable, the Company may incur a disruption to its operations which could have a negative impact on the Company's business and results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
           3.1 -- Certificate of Incorporation, as amended, of CDI Group, Inc. (the "Holding Company").*
           3.2 -- By-laws of the Holding Company.*
           3.3 -- Certificate of Incorporation, as amended of Community Distributors, Inc. (the "Company").*
           3.4 -- Amended and Restated By-laws of the Company.*

           -----------------
           * Incorporated by reference to the same numbered exhibit to the registrants' registration statement on Form S-4 (Reg.
             No. 333-41281).

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1998.

                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                    COMMUNITY DISTRIBUTORS, INC.

March 16, 1998                            By:  /s/ Todd H. Pluymers
                                             --------------------------
                                          Todd H. Pluymers,
                                          Chief Financial Officer
                                          (Authorized Officer and Principal
                                          Finance and Accounting Officer)

                                    CDI GROUP, INC.

March 16, 1998                            By:  /s/ Todd H. Pluymers
                                             --------------------------
                                          Todd H. Pluymers,
                                          Chief Financial Officer
                                          (Authorized Officer and Principal
                                          Finance and Accounting Officer)