Form 10-Q
period 1998-04-25
COMMUNITY DISTRIBUTORS INC; CDI GROUP INC
filed 1998-06-09
CIK 774492, 940727

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended April 25, 1998

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

Yes  X  No ___

--------------------------------------------------------------------------------

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

     Item 1.      Condensed Financial Statements

                  Community Distributors, Inc.

                  Condensed Statements of Operations - For the Quarter
                     and Nine months Ended April 25, 1998 and April 26, 1997..............................         3

                  Condensed Balance Sheets - As of April 25, 1998 and April 26, 1997......................         4

                  Condensed Statements of Cash Flows - For the Quarter
                     and Nine months Ended April 25, 1998 and April 26, 1997..............................         5

                  Notes to Condensed Financial Statements of
                     Community Distributors, Inc..........................................................         6

                  CDI Group, Inc. and Subsidiary

                  Condensed Consolidated Statements of Operations - For the Quarter
                     and Nine months Ended April 25, 1998 and April 26, 1997..............................         7

                  Condensed Consolidated Balance Sheets - As of April 25, 1998
                     and April 26, 1997...................................................................         8

                  Condensed Consolidated Statements of Cash Flows - For the Quarter
                     and Nine months Ended April 25, 1998 and April 26, 1997..............................         9

                  Notes to Condensed Consolidated Financial Statements of
                     CDI Group, Inc. and Subsidiary.......................................................         10

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                       of Operations......................................................................         11


PART II.          OTHER INFORMATION

     Item 5.      Other Information.......................................................................         16

     Item 6.      Exhibits and Reports on Form 8-K........................................................         16

                  Signatures..............................................................................         17



                         PART I -- FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

                          COMMUNITY DISTRIBUTORS, INC.

                       Condensed Statements of Operations

                                   (Unaudited)


                                                         Three Months Ended                  Nine Months Ended
                                                     ---------------------------        --------------------------
                                                       April 25,      April 26,           April 25,      April 26,

                                                         1998           1997                1998           1997
                                                     -----------     -----------        -----------     ----------
                                                                         (Dollars in thousands)

Net sales                                            $    54,974     $    54,758        $   184,159     $   172,996
Cost of sales                                             39,897          39,090            132,351         122,819
                                                     -----------     -----------        -----------     -----------
     Gross profit                                         15,077          15,668             51,808          50,177
Selling, general and administrative expenses              14,054          12,360             41,492          37,796
Administrative fees                                           62              63                188             188
Depreciation and amortization                              1,307           1,132              4,032           3,286
Other income, net                                            224             114                476             295
                                                     -----------     -----------        -----------     -----------
     Operating (loss) income                               (122)           2,227              6,572           9,202
Interest expense, net                                      1,854             745              4,813           2,333
                                                     -----------     -----------        -----------     -----------
     (Loss) income before income taxes                   (1,976)           1,482              1,759           6,869
Provision for income taxes                               (1,054)             790                938           3,664
                                                     -----------     -----------        -----------     -----------
     Net (loss) income                               $     (922)     $       692        $       821     $     3,205
                                                     ===========     ===========        ===========     ===========


            See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                            Condensed Balance Sheets

                                   (Unaudited)

                                                                                 As of                     As of
                                                                               April 25,                 July 26,
                                                                                 1998                      1997
                                                                             -----------                -------
                                                                                     (Dollars in thousands)
ASSETS:

     Cash and cash equivalents                                               $        16                $     1,870
     Accounts receivable                                                             950                      2,614
     Inventory                                                                    35,586                     30,233
     Prepaid expenses and other current assets                                       808                      1,085
                                                                             -----------                -----------
         TOTAL CURRENT ASSETS                                                     37,360                     35,802

     Property and equipment, net                                                   9,464                      8,649
     Deferred charges and other assets                                             6,549                      3,286
     Goodwill, net                                                                32,082                     33,519
                                                                             -----------                -----------
TOTAL ASSETS                                                                 $    85,455                $    81,256
                                                                             ===========                ===========

LIABILITIES:

     Revolver borrowings                                                     $         -                $         -
     Current portion of long-term debt                                                80                      4,750
     Accounts payable                                                             13,578                     14,796
     Accrued expenses and other current liabilities                                3,082                      4,118
     Current portion of supplier advances                                          1,900                      1,900
                                                                             -----------                -----------
         TOTAL CURRENT LIABILITIES                                                18,640                     25,564

     Long-term debt                                                               80,000                     24,519
     Supplier advances, net of current portion                                        55                      1,353
     Other long-term liabilities                                                   3,361                      2,122

COMMITMENTS & CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):

     Common stock, $.01 par value, 1,000 shares authorized,
         issued and outstanding                                                        -                          -
     Additional paid-in capital                                                   18,242                     18,000
     Retained earnings/(accumulated deficit)                                     (34,843)                     9,698
                                                                             -----------                -----------
         TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                                    (16,601)                    27,698
                                                                             -----------                -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                         $    85,455                $    81,256
                                                                             ===========                ===========


            See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                       Condensed Statements of Cash Flows

                                   (Unaudited)


                                                              Three Months Ended             Nine Months Ended
                                                          --------------------------    -------------------------
                                                           April 25,      April 26,       April 25,     April 26,
                                                             1998           1997            1998           1997
                                                          -----------    -----------    -----------     -------
                                                                           (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                    $     (922)    $       692    $       821     $     3,205
     Depreciation and amortization                              1,307          1,132          4,032           3,286
     Non-cash rent expense                                        132             87            393             273
     LIFO provision                                               300            150            900             750
     Changes in operating assets and liabilities              (5,465)        (3,006)        (7,786)         (6,477)
                                                          -----------    -----------    -----------     -----------
NET CASH (USED IN) PROVIDED BY
     OPERATING ACTIVITIES:                                    (4,648)          (945)        (1,640)           1,037

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                       (435)          (302)        (2,318)         (1,201)
                                                          -----------    -----------    -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES:                          (435)          (302)        (2,318)         (1,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Revolver Borrowings                              0          4,050            900           6,300
     Payments made on Revolver Borrowings                           0        (3,650)          (900)         (5,900)
     Payments made on long-term debt                                0        (2,125)       (29,269)         (5,034)
     Proceeds from issuance of 101/4% Senior Notes                   0              0         80,000               0
     Transaction fees paid                                      (235)              0        (3,869)               0
     Dividend paid to parent                                        0              0       (45,000)               0
     Additional capital received from parent                        0              0            242               0
                                                          -----------    -----------    -----------     -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (235)        (1,725)          2,104         (4,634)
Net decrease in cash and cash equivalents                     (5,318)        (2,972)        (1,854)         (4,798)
Cash and cash equivalents at beginning of period                5,334          1,797          1,870           3,623
                                                          -----------    -----------    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $        16    $   (1,175)    $        16     $   (1,175)
                                                          ===========    ===========    ===========     ===========


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

(3) DEBT:

     On October 16, 1997, the Company issued $80.0 million of 10 1/4% Senior Notes due 2004 which are guaranteed by the Holding Company (the "Senior Notes"). The net proceeds of such debt issuance was approximately $77.0 million. The Company used $29.0 million of such net proceeds to repay substantially all of its then existing indebtedness at its carrying value, exclusive of deferred financing charges of $0.4 million associated with the repaid debt, which was written off at that time. Approximately $45.0 million of the net proceeds was used to pay a dividend to the Holding Company which was then distributed in the same amount to the stockholders of the Holding Company. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all such outstanding notes.

     On October 16, 1997, the Company also replaced its then existing credit facility with a $20.0 million five year revolving credit facility (the "Facility") concurrent with the issuance of the Senior Notes. At April 25, 1998, there were no borrowings under the Facility. This Facility bears interest at either prime rate or LIBOR plus 1.75% and is collateralized by the Company's inventory balances, as defined. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

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

                         CDI GROUP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)


                                                         Three Months Ended                  Nine Months Ended
                                                      --------------------------         -------------------------
                                                       April 25,      April 26,           April 25,      April 25,
                                                         1998           1997                1998           1997
                                                      ----------     -----------         -----------     ---------
                                                              (Dollars in thousands except per share data)

Net sales                                            $    54,974     $    54,758        $   184,159     $   172,996
Cost of sales                                             39,897          39,090            132,351         122,819
                                                     -----------     -----------        -----------     -----------
     Gross profit                                         15,077          15,668             51,808          50,177
Selling, general and administrative expenses              14,054          12,360             41,492          37,796
Administrative fees                                           62              63                188             188
Depreciation and amortization                              1,307           1,132              4,032           3,286
Other income, net                                            224             114                476             295
                                                     -----------     -----------        -----------     -----------
     Operating (loss) income                               (122)           2,227              6,572           9,202
Interest expense, net                                      2,168           1,139              6,175           3,379
                                                     -----------     -----------        -----------     -----------
     (Loss) income before income taxes                   (2,290)           1,088                397           5,823
Provision for income taxes                               (1,164)             580                212           3,106
                                                     -----------     -----------        -----------     -----------
     Net (loss) income                               $   (1,126)     $       508        $       185     $     2,717
                                                     ===========     ===========        ===========     ===========



     See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                                   (Unaudited)


                                                                                 As of                     As of
                                                                               April 25,                 July 26,
                                                                                 1998                      1997
                                                                             -----------                -------
                                                                                        (Dollars in thousands)
ASSETS:
     Cash and cash equivalents                                               $        16                $     1,870
     Accounts receivable                                                             967                      2,644
     Inventory                                                                    35,586                     30,233
     Prepaid expenses and other current assets                                       808                      1,131
                                                                             -----------                -----------
         TOTAL CURRENT ASSETS                                                     37,377                     35,878

     Property and equipment, net                                                   9,464                      8,649
     Deferred charges and other assets                                             6,549                      3,286
     Goodwill, net                                                                32,082                     33,519
                                                                             -----------                -----------
TOTAL ASSETS                                                                 $    85,472                $    81,332
                                                                             ===========                ===========

LIABILITIES:

     Revolver borrowings                                                     $         -                $         -
     Current portion of long-term debt                                                80                      4,836
     Accounts payable                                                             13,578                     14,796
     Accrued expenses and other current liabilities                                2,356                      3,983
     Current portion of supplier advances                                          1,900                      1,900
                                                                             -----------                -----------
         TOTAL CURRENT LIABILITIES                                                17,914                     25,515

     Long-term debt                                                               80,000                     24,519
     Subordinated debt                                                            18,202                     16,834
     Supplier advances, net of current portion                                        55                      1,353
     Other long-term liabilities                                                   1,981                      1,402

COMMITMENTS AND CONTINGENCIES:

Redeemable preferred stock, $1.00 par value, 7,862 authorized,
     issued and outstanding, redemption value $100 per share                         786                        726
Redeemable shares of Class A voting common stock, 57,963 and
     33,726 shares issued and outstanding at net redemption value at
     January 31, 1998 and July 26, 1997, respectively                                493                        128

STOCKHOLDERS' EQUITY (DEFICIT):

     Class A voting common stock, $.00001 par value, authorized 600,000 shares,
         196,632 issued and outstanding at April 25, 1998
         and July 26, 1997                                                             -                          -
     Class B non-voting common stock, $.00001 par value, authorized 600,000 shares, 187,922 issued and outstanding at April 25, 1998
         and July 26, 1997                                                             -                          -
     Additional paid-in capital                                                    3,846                      3,846
     Retained earnings (accumulated deficit)                                     (37,805)                     7,009
                                                                             -----------                -----------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (33,959)                    10,855
                                                                             -----------                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $    85,472                $    81,332
                                                                             ===========                ===========



     See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                              Three Months Ended             Nine Months Ended
                                                          --------------------------    ------------------------
                                                           April 25,      April 26,       April 25,     April 26,
                                                             1998           1997            1998          1997
                                                          -----------    -----------    -----------    - -------
                                                                           (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                    $   (1,126)    $       508    $       185     $     2,717
     Depreciation and amortization                              1,307          1,132          4,032           3,286
     Non-cash rent expense                                        132             87            393             273
     Non-cash interest expense                                    315            397          1,370           1,059
     LIFO provision                                               300            150            900             750
     Changes in operating assets and liabilities              (5,576)        (3,219)        (5,240)         (7,048)
                                                          -----------    -----------    -----------     -----------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:                                      (4,648)          (945)        (1,640)           1,037

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                       (435)          (302)        (2,318)         (1,201)
                                                          -----------    -----------    -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES:                          (435)          (302)        (2,318)         (1,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Revolver Borrowings                              0         4,050            900           6,300
     Payments made on Revolver Borrowings                           0        (3,650)          (900)         (5,900)
     Payments made on long-term debt                                0        (2,125)       (29,269)         (5,034)
     Proceeds from issuance of 10 1/4% Senior Notes                 0              0        80,000               0
     Transaction fees paid                                      (235)              0        (3,869)              0
     Dividend paid to stockholders                                  0              0       (45,000)              0
     Proceeds from exercise of stock options                        0              0           242               0
     Proceeds from loans to officers and directors                  0              0            87              87
     Payments of subordinated debt                                  0              0           (87)            (87)
                                                          -----------    -----------    -----------     -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (235)        (1,725)          2,104         (4,634)

Net decrease in cash and cash equivalents                     (5,318)        (2,972)        (1,854)         (4,798)
Cash and cash equivalents at beginning of period                5,334          1,797          1,870           3,623
                                                          -----------    -----------    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $        16    $   (1,175)    $        16     $   (1,175)
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

(3) DEBT:

     On October 16, 1997, the Subsidiary issued $80.0 million of 10 1/4% senior notes due 2004 which are guaranteed by the Holding Company (the "Senior Notes"). The net proceeds of such debt issuance was approximately $77.0 million. The Subsidiary used approximately $29.0 million of such net proceeds to repay substantially all of its then existing indebtedness at its carrying value, exclusive of deferred financing charges of $0.4 million associated with the repaid debt, which was written off at that time. Approximately $45.0 million of the net proceeds was used to pay a dividend to the Holding Company which was then distributed in the same amount to the stockholders of the Holding Company. Under the relevant debt agreements, in the event of a change in control, as defined, the Subsidiary is required to repurchase all such outstanding notes.

     On October 16, 1997, the Subsidiary also replaced its then existing credit facility with a $20.0 million five year revolving credit facility (the "Facility") concurrent with the issuance of the Senior Notes. At April 25, 1998, there were no borrowings under the Facility. This Facility bears interest at either prime rate or LIBOR plus 1.75% and is collateralized by the Subsidiary's eligible inventory balances, as defined. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Subsidiary cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

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

Item 2.  Management's Discussion And Analysis Of Financial Condition
            And Results Of Operations

         Except for the historical information contained herein, this quarterly report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) statements about possible changes in the rate of increase of pharmacy sales to Third Party Plans as a percentage of total pharmacy sales, and its impact on profitability; (ii) the impact on the Company of its entrance into a lease for new headquarters and warehouse space; and (iii) certain statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Prospectus dated February 13, 1998 of Community Distributors, Inc. (the "Company") and CDI Group, Inc., the holder of all of the outstanding capital stock of the Company (the "Holding Company" and, together with the Company the "Registrants"). The forward-looking statements contained herein represent the Registrants' judgment as of the date of this quarterly report on Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

General

         The Company was founded in 1954 and until 1990 was managed primarily by its founders. The Holding Company is the owner of all of the outstanding capital stock of the Company. Since 1990, the Company has experienced significant growth led by Frank Marfino, the Company's current Chief Executive Officer. The Company currently operates a chain of 45 drug and general merchandise stores, with 27 drugstores operating under the "Drug Fair" name, 17 general merchandise stores operating under the "Cost Cutters" name, and one recently acquired drug store currently operating under the name of Lloyd's Pharmacy which is expected to be converted to a Drug Fair store in August 1998.

Results of Operations

         Except where indicated below, the following discussion relates to the operations of the Company only. The Holding Company conducts no operations separate from the Company.

Comparison of the Three Months Ended April 25, 1998 (the "1998 Three Month Period") with the Three Months Ended April 26, 1997 (the "1997 Three Month Period").

         Net sales for the 1998 Three Month Period were $55.0 million as compared to $54.8 million for the 1997 Three Month Period, an increase of 0.4%. This small increase was primarily due to the 1998 Three Month Period including only 12 weeks of results of operations as compared to 13 weeks in the 1997 Three Month Period, 2.7% decrease in sales of non-pharmacy products from $40.5 million for the 1997 Three Month Period to $39.4 million for the 1998 Three Month Period, and a 4.8% increase in same-store sales on a comparable 13 week basis which was driven by a 9.1% increase in pharmacy sales from $14.3 million to $15.6 million, including a 12.5% increase in pharmacy sales to managed health care plans and other third-party payer plans ("Third Party Plans") from $10.4 million to $11.7 million. The Company attributes the increase in net sales of non-pharmacy products to the opening of two new store locations and the acquisition of certain assets of two independent pharmacies in the two fiscal quarters preceding the 1998 Three Month Period as compared to one new store opening in the two fiscal quarters preceding the 1997 Three Month Period, as well as increased customer traffic in the Company's stores associated with an increase in total pharmacy sales. The Company also closed one store during the 1998 Three Month Period and closed no stores during the 1997 Three Month Period. The number of prescriptions filled for Third Party Plan customers increased to approximately 297,000 prescriptions for the 1998 Three Month Period, as compared to 288,000 prescriptions for the 1997 Three Month Period, an increase of 3.1%, as compared to the 3.2% increase in pharmacy sales to Third Party Plans over the same period. Pharmacy sales to non-Third Party Plan customers were $3.9 million in each of the 1998 Three Month Period and the 1997 Three Month Period, as the one less week of sales in the 1998 Three Month Period was offset by an increase in the price of pharmacy products sold to non-Third Party Plan customers as prescriptions filled for such customers decreased from approximately 132,000 in the 1997 Three Month Period to approximately 85,000 in the 1998 Three Month Period, primarily as a result of increased participation of the Company's customers in Third Party Plans during the 1998 Three Month Period.

         Gross profit was $15.1 million for the 1998 Three Month Period, as compared to $15.7 million for the 1997 Three Month Period, a decrease of 3.8% due primarily to the one less week included in the 1998 Three Month Period. Gross profit as a percentage of net sales was 27.4% for the 1998 Three Month Period as compared to 28.6% for the 1997 Three Month Period. This 1.2% decrease was due primarily to a decline in the gross margin on general merchandise sales as well as a decline in the gross margin on pharmacy sales caused by an increase in Third Party Plan prescriptions sales as a percentage of total pharmacy sales. Management believes that the rate of increase in Third Party Plan prescription sales as a percentage of total pharmacy sales will slow because the current growth rate, if continued, would quickly reach the point at which almost all members of the population who may be eligible for enrollment in Third Party Plans will be so covered, although management believes there will always be some pharmacy customers who do not enroll in Third Party Plans. As a result, management believes that gross profit as a percentage of revenues will eventually stabilize at a level below that historically experienced as movement to Third Party Plans reaches the saturation point. There can be no assurance, however, that the increase in Third Party Plan prescription sales as a percentage of total prescription sales will continue, or that any resulting decrease in overall margins will be offset.

         Gross profit on total pharmacy sales (including sales to Third Party Plans) was $3.3 million for each of the 1998 Three Month Period and the 1997 Three Month Period, primarily as a result of the 1998 Three Month Period including one less week of sales, which was offset by the increase in total pharmacy sales. Gross profit on sales to Third Party Plans was $1.6 million in the 1998 Three Month Period as compared to $1.7 million in the 1997 Three Month Period, a decrease of 5.9% which was primarily the result of the one less week of sales in the more recent period in addition to a lower gross margin on the sales of prescriptions to Third Party Plan customers for such period.

         Gross profit on non-pharmacy sales was $11.8 million for the 1998 Three Month Period, as compared to $12.4 million for the 1997 Three Month Period, a decrease of 4.8%. This decrease was the result of the 1998 Three Month Period including one less week of sales, increased competition throughout the industry and increased sales of convenience foods (which generally offer lower gross margins than other non-pharmacy products) as a percentage of overall non-pharmacy sales, resulting from the addition of convenience foods departments in new and existing stores.

         Selling, general and administrative expenses as a percentage of net sales were 25.6% for the 1998 Three Month Period as compared to 22.6% for the 1997 Three Month Period. This increase was primarily the result of the 1998 Three Month Period including one less week of sales, the payment of one-time performance related bonuses to Mr. Marfino, the Company's Chief Executive Officer, and Mr. Todd H. Pluymers, the Company's Chief Financial Officer, in the aggregate amount of $0.8 million, as well as the maturing of stores opened during the current and previous fiscal periods as selling, general and administrative expenses are historically higher as a percent of new stores sales as compared to a store which is opened more than three years.

         Depreciation and amortization was $1.3 million during the 1998 Three Month Period as compared to $1.1 million during the 1997 Three Month Period, an increase of 18.2%. This increase is primarily due to the higher level of amortization of deferred financing costs which were incurred in connection with the issuance of the 10 1/4% Senior Notes due 2004 (the "Senior Notes") as compared to the amortization of deferred financing costs incurred in connection with the Company's previous credit facility, as well as a higher level of depreciation expense primarily related to the new stores.

         Interest expense for the Company was $1.9 million during the 1998 Three Month Period as compared to $0.7 million during the 1997 Three Month Period, an increase of $1.2 million. This increase was the result of interest incurred under the Senior Notes as compared to interest incurred on the Company's outstanding debt balance under its previous credit facility which had a much lower outstanding principal balance. Interest expense for the Holding Company was $0.3 million during the 1998 Three Month Period as compared to $0.4 million during the 1997 Three Month Period, a decrease of $0.1 million. This decrease was the result of accruing one less week of interest during the 1998 Three Month Period on the Holding Company's outstanding Subordinated Notes due 2005.

         The Company achieved a net loss of $0.9 million during the 1998 Three Month Period as compared to a net income of $0.7 million during the 1997 Three Month Period, a decrease of $1.6 million. The decrease in the net income was the result of lower gross margin, higher selling, general and administrative costs, higher amortization and interest costs incurred as a result of the issuance of the Senior Notes. The net loss of the Holding Company for the 1998 Three Month Period was $1.1 million as compared to a net income of $0.5 million for the 1997 Three Month Period, a decrease of $1.6 million. The decrease in the net income of the Holding Company was the result of the factors described above.

Comparison of the Nine Months Ended April 25, 1998 (the "1998 Nine Month Period") with the Nine Months Ended April 26, 1997 (the "1997 Nine Month Period").

         Net sales for the 1998 Nine Month Period were $184.2 million as compared to $173.0 million for the 1997 Nine Month Period, an increase of 6.5%. This increase was primarily due to a 4.0% increase in sales of non-pharmacy products from $131.7 million for the 1997 Nine Month Period to $137.0 million for the 1998 Nine Month Period, and a 4.6% increase in same-store sales on a comparable 39 week basis, which was driven by a 14.0% increase in pharmacy sales from $41.3 million to $47.1 million, including a 22.2% increase in pharmacy sales to Third Party Plans from $28.9 million to $35.3 million. The Company attributes the increase in net sales of non-pharmacy products to the opening of two new store locations and the acquisition of certain assets of two independent pharmacies during the 1998 Nine Month Period as compared to one new store opening in the 1997 Nine Month Period, as well as increased customer traffic in the Company's stores associated with an increase in total pharmacy sales. The Company also closed one store during the 1998 Nine Month Period and closed no stores during the 1997 Nine Month Period. The number of prescriptions filled for Third Party Plan customers increased to approximately 916,000 prescriptions for the 1998 Nine Month Period, as compared to 810,000 prescriptions for the 1997 Nine Month Period, an increase of 13.1%, as compared to the 22.2% increase in pharmacy sales to Third Party Plans over the same period. Pharmacy sales to non-Third Party Plan customers were $11.8 million in the 1998 Nine Month Period and $12.4 million in the 1997 Nine Month Period, a decrease of $0.6 million, primarily as the result of increased participation of the Company customers in Third Party Plans and by a decrease in the volume of pharmacy products sold to non-Third Party Plan customers as prescriptions filled for such customers decreased from approximately 388,000 in the 1997 Nine Month Period to approximately 300,000 in the 1998 Nine Month Period.

         Gross profit was $51.8 million for the 1998 Nine Month Period, as compared to $50.2 million for the 1997 Nine Month Period, an increase of 3.2%. Gross profit as a percentage of net sales was 28.1% for the 1998 Nine Month Period as compared to 29.0% for the 1997 Nine Month Period. This 0.9% decrease was due primarily to a decline in the gross margin on general merchandise sales as well as a decline in the gross margin on pharmacy sales caused by an increase in Third Party Plan prescriptions sales as a percentage of total pharmacy sales. Management believes that the rate of increase in Third Party Plan prescription sales as a percentage of total pharmacy sales will slow because the current growth rate, if continued, would quickly reach the point at which almost all members of the population who may be eligible for enrollment in Third Party Plans will be so covered, although management believes there will always be some pharmacy customers who do not enroll in Third Party Plans. As a result, management believes that gross profit as a percentage of revenues will eventually stabilize at a level below that historically experienced as movement to Third Party Plans reaches the saturation point. There can be no assurance, however, that the increase in Third Party Plan prescription sales as a percentage of total prescription sales will continue, or that any resulting decrease in overall margins will be offset.

         Gross profit on total pharmacy sales (including sales to Third Party
Plan) was $9.8 million in the 1998 Nine Month Period as compared to $9.4 million in the 1997 Nine Month Period, primarily the result of the increase in sales on a same store basis combined with the maturing of new stores opened in each of the periods. Gross profit on sales to Third Party Plans was $5.4 million in the 1998 Nine Month Period as compared to $5.0 million in the 1997 Nine Month Period, an increase of 8.0% primarily the result of the increase in the sales of prescriptions to Third Party Plan customers as a percent of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $4.3 million for the 1998 Nine Month Period and for the 1997 Nine Month Period, remaining unchanged primarily as a result of the lower volume of sales the non-Third Party Plan customers offset by an increase in the gross margin on sales to non-Third Party Plan customers.

         Gross profit on non-pharmacy sales was $40.7 million for the 1998 Nine Month Period, as compared to $40.8 million for the 1997 Nine Month Period, a decrease of 0.2%. Gross profit on non-pharmacy sales decreased as a result of increased competition with the Company's stores and increased sales of convenience foods (which generally offer lower gross margins than other non-pharmacy products) as a percentage of overall non-pharmacy sales, resulting from the addition of convenience foods departments in new and existing stores.

         Selling, general and administrative expenses as a percentage of net sales were 22.5% for the 1998 Nine Month Period as compared to 21.8% for the 1997 Nine Month Period. This increase was primarily the result of the greater number of stores opened during the 1998 Nine Month Period as compared to the 1997 Nine Month Period. New stores typically incur a higher level of selling, general and administrative expenses in their first three years of operations. Additionally, selling, general and administrative expenses were impacted by the one-time performance related bonuses paid to Messrs. Marfino and Pluymers, in the aggregate amount of $0.8 million.

         Depreciation and amortization was $4.0 million during the 1998 Nine Month Period as compared to $3.3 million during the 1997 Nine Month Period, an increase of 21.2%. This increase is primarily due to the higher level of amortization of deferred financing costs which were incurred in connection with the issuance of the Senior Notes as compared to the amortization of deferred financing costs incurred in connection with the Company's previous credit facility, the higher level of depreciation expense primarily related to the new stores, and the write-off of $0.4 million of deferred financing costs in connection with the repayment of the Company's previous credit facility.

         Interest expense for the Company was $4.8 million during the 1998 Nine Month Period as compared to $2.3 million during the 1997 Nine Month Period, an increase of $2.5 million. This increase was the result of interest incurred under the Senior Notes as compared to interest incurred on the Company's outstanding debt balance under the previous credit facility which had a much lower outstanding principal balance. Interest expense for the Holding Company was $1.4 million during the 1998 Nine Month Period as compared to $1.0 million during the 1997 Nine Month Period, an increase of $0.4 million. This increase was the result of the compounding of the interest on the Parent's Senior Subordinated Notes due 2005.

         The Company achieved a net income of $0.8 million during the 1998 Nine Month Period as compared to $3.2 million during the 1997 Nine Month Period, a decrease of $2.4 million. The decrease in the net income was the result of higher amortization and interest costs incurred as a result of the issuance of the Senior Notes. The net income of the Holding Company for the 1998 Nine Month Period was $0.2 million as compared to $2.7 million for the 1997 Nine Month Period, a decrease of $2.5 million. The decrease in the net income of the Holding Company was the result of the factors described above in addition to a higher level of interest accruing during the 1998 Nine Month Period on the Holding Company's Senior Subordinated Notes, as interest on such notes is compounding.

Liquidity and Capital Resources

Comparison of the Three Month Ended April 25, 1998 with the Three Months Ended April 26, 1997.

         In the 1998 Three Month Period, cash used in operations was $4.6 million as compared to $2.0 million for the 1997 Three Month Period. This increase is primarily the result of the factoring of the Company's Third Party Plan prescription receivables during the 1998 Three Month Period, the lower level of income tax payments during the 1998 Period as a result of the lower net income before taxes which results from the higher level of interest expense, offset by the additional investment in inventory for new stores and for the acquired independent pharmacies. Cash used in investing activity was $0.4 million during the 1998 Three Month Period as compared to $0.3 million during the 1997 Three Month Period, an increase of $0.1 million. This increase is the result of a higher level of investments made in computer systems during the 1998 Three Month Period as compared to the 1997 Three Month Period. Cash used in financing activities was $0.2 million for the 1998 Three Month Period as compared to $1.7 million during the 1997 Three Month Period. This decrease in the use of cash in financing activities was the result of regularly scheduled principal payments made on the Company's previous credit facility during the 1997 Three Month Period when no principal payments were required to be made during the 1998 Three Month Period after the previous credit facility was repaid with the proceeds received from the issuance of the Senior Notes due 2004.

Comparison of the Nine Months Ended April 25, 1998 with the Nine Months Ended April 26, 1998.

         In the 1998 Nine Month Period, cash used in operations was $1.6 million as compared to cash provided by operations of $1.0 million for the 1997 Nine Month Period. This decrease was the result of lower net income and a higher investment of cash into inventory during the 1998 Nine Month Period, offset by the factoring of the Company's Third Party Plan prescription receivables and the lower level of income tax payments made during this same period. Cash used in investing activities was $2.3 million during the 1998 Nine Month Period as compared to $1.2 million during the 1997 Nine Month Period, an increase of $1.1 million. This increase is the result of the opening of two new store locations and the purchase of certain assets of two independent pharmacies during the 1998 Nine Month Period as compared to opening of only one new store during the 1997 Nine Month Period in addition to a higher level of investment in computer systems during the 1998 Three Month Period. Cash provided by financing activities was $2.1 million for the 1998 Nine Month Period as compared to a use of cash of $4.6 million during the 1997 Nine Month Period. The cash provided during the 1998 Nine Month Period was the result of the net proceeds from the issuance of the Senior Notes while the use of cash in the 1997 Nine Month Period was the result of regularly scheduled principal payments made under the previous credit facility.

         The Company believes that, based on anticipated level of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes, when due and to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of its fiscal years ended July 25, 1998 and July 31, 1999. The Company's ability to make scheduled payment of principal or interest on, or to refinance, its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. The Company's cash flow and any borrowings under its existing $20.0 million variable interest rate credit facility is intended to cover the Company's debt service obligations and working capital requirements over the near term. This credit facility matures in October 2002.

                          PART II -- OTHER INFORMATION

Item 5.  Other Information

         Headquarters Lease

         In conjunction with the expiration of the Company's existing headquarters lease, on May 21, 1998, the Company entered into a lease for new warehouse and office facilities in Somerset, New Jersey. This lease provides for the lease of approximately 204,000 square feet of warehouse and office space between August 19, 1998 and March 21, 2004. The Company expects to commence occupation of the new facility in the first quarter of the Company's fiscal year ending July 31, 1999, and will vacate its existing corporate offices and two warehouse facilities. The Company expects that its anticipated monthly payments under the lease for the new facility will be approximately $67,000, and will result in increased net annual facility expenditures of approximately $450,000. The Company believes this new facility will improve operating efficiencies in several areas, particularly distribution and inventory control.

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

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended April 25, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                    COMMUNITY DISTRIBUTORS, INC.

June 9, 1998                        By:      /s/ Todd H. Pluymers
                                        -------------------------
                                             Todd H. Pluymers,
                                             Chief Financial Officer
                                             (Authorized Officer and Principal
                                             Finance and Accounting Officer)

                                    CDI GROUP, INC.

June 9, 1998                        By:      /s/ Todd H. Pluymers
                                        -------------------------
                                             Todd H. Pluymers,
                                             Chief Financial Officer
                                             (Authorized Officer and Principal
                                             Finance and Accounting Officer)