Form 10-K
period 1998-07-25
COMMUNITY DISTRIBUTORS INC; CDI GROUP INC
filed 1998-10-23
CIK 774492, 940727

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-K

               FOR ANNUAL REPORT AND TRANSITION REPORTS PURSUANT
         TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 25, 1998
                                       or

             / / TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From       to       .
                        Commission File Number: 0-21379

                          COMMUNITY DISTRIBUTORS, INC.

                                CDI GROUP, INC.

           (Exact Names of Registrants as Specified in Their Charter)

                  DELAWARE                             22-1833660
                                                       22-3349976
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

                    800 COTTONTAIL LANE, SOMERSET, NJ 08873

                    (Address of Principal Executive Offices)
               Registrant's telephone number, including area code

                                 (732) 748-8900
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

                                                     Name of each exchange on which
           Title of each class                                           registered
------------------------------------------  ---------------------------------------

                   None                                      None

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE:

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes /X/                                    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The number of shares of the Common Stock, par value $.01 per share, of Community Distributors, Inc., outstanding as of October 15, 1998 was 1,000, and the number of shares of the Common Stock, par value $.01 per share of CDI Group, Inc., outstanding as of October 15, 1998 was 442,517.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                                                                PAGE
                                                                                                                -----

                                                         PART I

Item 1.     Business.......................................................................................           1

Item 2.     Properties.....................................................................................          10

Item 3.     Legal Proceedings..............................................................................          12

Item 4.     Submission of Matters to Vote of Security Holders..............................................          12

                                                        PART II

Item 5.     Market for Registrants' Common Equity and Related Stockholder Matters..........................          13

Item 6.     Selected Historical Financial Data.............................................................          13

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          16

Item 7A.    Quantative and Qualitative Disclosures About Market Risk.......................................

Item 8.     Financial Statements and Supplementary Data....................................................          27

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...........          58

                                                        PART III

Item 10.    Directors and Executive Officers of the Registrants............................................          59

Item 11.    Executive Compensation.........................................................................          61

Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          63

Item 13.    Certain Relationships and Related Transactions.................................................          66

                                                        PART IV

Item 14.    Exhibits and Financial Statements Schedules....................................................          68

                                    PART I.

ITEM 1. BUSINESS

COMPANY OVERVIEW

    Community Distributors, Inc. (the "Company") is among the largest regional drugstore chains in the United States and the only regional chain focused primarily on the densely populated northern and central New Jersey markets, although several national and other regional drugstore chains have operations in this area. CDI Group, Inc. (the "Holding Company") is the owner of all of the outstanding capital stock of the Company. The Company operates a chain of 47 drug and general merchandise stores under two separate formats, Drug Fair and Cost Cutters. Of the Company's 47 stores, 23 have been opened since 1989 and all of the remaining 24 have been refurbished since 1991. The Company was acquired by the Holding Company on January 30, 1995 (the "Acquisition"), and is referred to below with respect to periods before such time as the "Predecessor Company." As used in this Annual Report on Form 10-K (the "Report"), the terms "fiscal 1994," "fiscal 1996," "fiscal 1997," "fiscal 1998" and "fiscal 1999" refer to the fiscal years ended or ending July 31, 1994, July 28, 1996, July 26, 1997, July 25, 1998 and July 31, 1999, respectively, of the Predecessor Company, the Company or the Holding Company, as applicable. All references to the twelve months ended July 30, 1995 are to the 52 weeks ended July 30, 1995, and all information presented for this period represents the mathematical addition of the results of operations of the Company for the six months immediately prior to the acquisition of the Company by the Holding Company on January 29, 1995 and the results of operations of the Company for the six months ended July 30, 1995.

    DRUG FAIR. Drug Fair is a chain of 30 large-format drugstores with an average store size of approximately 17,000 square feet. All of the stores contain a pharmacy in the rear of the store, which is the focal point of the store layout. In fiscal 1998, the Company's pharmacies (including five at Cost Cutters locations) filled over 1.6 million prescriptions, an average weekly volume of approximately 1,000 scripts per pharmacy, and pharmacy sales increased 15.4% over fiscal 1997. Currently, approximately 74.8% of the Company's prescription sales are made to participants in managed health care plans and other third-party payer plans ("Third-Party Plans"). Drug Fair's strategy is to utilize large-format stores to capitalize on the increased customer traffic associated with its growing pharmacy business to increase sales of higher margin non-pharmacy merchandise, including health and beauty care items, housewares, greeting cards, stationery, candy and seasonal items. General merchandise accounted for approximately 59.3% of Drug Fair revenues in fiscal 1998. Drug Fair stores are primarily located in neighborhood shopping centers that are easily accessible and generate significant customer traffic.

    COST CUTTERS. Cost Cutters is a 17-store general merchandise chain with an average store size of approximately 29,000 square feet. Cost Cutters stimulates customer traffic by offering a non-pharmacy merchandise mix similar to Drug Fair, a high-impact merchandise presentation and an everyday low price strategy, with prices generally 10%-15% lower than Drug Fair. Cost Cutters offers a broader selection of products than Drug Fair while still focusing on health and beauty care items, housewares, greeting cards, stationery, candy and seasonal items. Currently, five locations have pharmacies, three within the store and two as separate Drug Fair storefronts adjacent to the store, and the Company believes there is an opportunity to open Drug Fair pharmacies at certain additional Cost Cutters locations. Cost Cutters stores are primarily located near major highways, drawing customers from a wider area than a typical drugstore and emphasizing their destination-store orientation.

BUSINESS INFORMATION

    The Company's products may be divided generally into two segments: pharmacy and general merchandise, which includes over-the-counter pharmaceuticals, health and beauty care items, housewares, stationery and greeting cards, candy, food and beverage (primarily convenience foods), cosmetics and seasonal and promotional items. The principal products offered by the Company in these two industry segments and the approximate percentage of revenues attributable to such segments are described in detail below.

STORE OPERATIONS

    The Company's stores are operated under two separate formats, Drug Fair and Cost Cutters. The Company employs different pricing strategies for Drug Fair and Cost Cutters, each targeted towards the customers it seeks to attract. Drug Fair uses a more traditional promotional pricing strategy, with a limited number of discounted items. In contrast, Cost Cutters relies on an everyday low price strategy by offering lower prices on most items on a regular basis, which management believes is consistent with its destination-store orientation.

    The following table sets forth the approximate percentage of revenues attributable to each major product category at Drug Fair and Cost Cutters stores during fiscal 1998:

                                                                                           PERCENTAGE OF FISCAL 1998
                                                                                               SALES BY CATEGORY
                                                                                           --------------------------
                                                                                            DRUG FAIR   COST CUTTERS
                                                                                           -----------  -------------
Category:
  Pharmacy...............................................................................        40.6%          5.9%
  Health and Beauty Care.................................................................        12.3          18.8
  Other Merchandise......................................................................        12.0          13.4
  Housewares.............................................................................         7.7          17.6
  Stationery and Greeting Cards..........................................................         6.7          12.3
  Candy, Food and Beverage...............................................................         6.5          10.8
  Seasonal and Promotional...............................................................         6.0          10.9
  OTC Pharmaceuticals....................................................................         4.3           4.4
  Cosmetics..............................................................................         3.9           5.9
                                                                                                -----         -----
                                                                                                100.0%        100.0%

    Excluding revenue generated by stores that were open less than twelve months before the beginning of each period, the Company's stores generated net sales of $225.4 million in fiscal 1997 (from 39 stores), and $237.8 million in fiscal 1998 (from 41 stores), an increase of 5.5%. The Company attributes this growth to increased pharmacy sales as well as increased sales of non-pharmacy merchandise generated by increased customer traffic, as well as the successful implementation of the Company's merchandising strategies.

    DRUG FAIR

    Drug Fair is a 30-store chain of larger sized traditional drugstores primarily located in easily accessible neighborhood shopping centers. Drug Fair has built a base of loyal customers by offering a broader range of non-pharmacy general merchandise within this larger format, including an expanded selection of health and beauty care items, housewares, greeting cards, stationery and seasonal items, in a convenient setting with attractive prices. Drug Fair's strategy is to emphasize its broad selection of merchandise and offer competitive prices relative to its competition. In particular, the Company believes that its broader selection of non-pharmacy general merchandise is a significant competitive strength that has enabled it to increase non-pharmacy gross margin from 29.2% in fiscal 1994 to 32.6% in fiscal 1998. The Company's long-standing philosophy of customer service has made Drug Fair a leader in local pharmacy services in its markets.

    The first Drug Fair store was opened in 1954 in Scotch Plains, New Jersey and the Company's current Drug Fair locations average approximately 17,000 square feet, ranging between 11,200 and 23,400 square feet. The Company believes that its store size and locations are important factors to store profitability. Most Drug Fair stores are contained in neighborhood shopping centers that are easily accessible and generate significant customer traffic. All stores are open seven days a week, from 9:00 a.m. to 9:30 p.m., Monday through Friday, with slightly reduced hours on weekends, totaling approximately 83 hours per week.

    PHARMACY. In fiscal 1998, the Company's pharmacies filled over 1.6 million prescriptions, representing an average weekly volume of approximately 1,000 scripts per pharmacy, and pharmacy sales increased 15.4% over fiscal 1997. Currently, approximately 74.8% of prescription volume results from sales to Third-Party Plan participants. The Company offers discounts on prescriptions to senior citizens, who accounted for approximately 12.8% of prescription sales volume in fiscal 1998.

    All Drug Fair stores contain a pharmacy in the rear of the store, each staffed by two full-time registered pharmacists. The pharmacy is the focal point of the store layout, which is also designed to promote optimal customer flow and shopping convenience. New and remodeled stores typically have enhancements such as pharmacy waiting and consultation areas. In addition, for the past four years Drug Fair stores have featured free home delivery of prescriptions. The Company believes that this delivery service represents an attractive alternative to the drive-through pharmacy service offered by some of its competitors while avoiding the significant capital expenditures required to remodel stores to accommodate drive-through services.

    GENERAL MERCHANDISE. As a customer-oriented, lower-cost retail drugstore, Drug Fair strives to compete on the bases of cost and maintaining a high-quality image with the consumer. General merchandise is an important component of Drug Fair's revenues, comprising approximately 59.3% of Drug Fair revenues in fiscal 1998. General merchandise products are well stocked and displayed on shelves within easy reach of consumers. With its convenient merchandise layout and large selection, Drug Fair retains its small-store atmosphere while offering a variety of merchandise selections typically seen in larger retail stores. Drug Fair offers a similar selection of general merchandise as that of its drugstore competitors but, due to its above average size, is able to expand its selection of items and offer a wider assortment of higher margin non-pharmacy merchandise. For example, seasonal items have been a key contributor to Drug Fair's success, comprising 6.0% of divisional revenues in fiscal 1998. Seasonal items are prominently displayed along the entrance, providing a varied product mix and generating impulse buying. With nearly 58,000 non-pharmacy stock keeping units ("SKUs") including seasonal items, Drug Fair also offers expanded greeting card and household item sections to the consumer.

    In addition to its general merchandise offerings, the Company seeks to attract customers by offering ancillary conveniences and services, such as lottery tickets, convenience food sections and film processing in many of its stores, including its own on-site one-hour photofinishing labs in 15 Drug Fair locations. Management believes that it offers the lowest prices for one-hour film developing in its markets. The Company intends to continue to experiment with new products and services designed to increase customer traffic and enhance convenience.

    COST CUTTERS

    Cost Cutters is a 17-store general merchandise chain focused on the product areas of health and beauty care, housewares, greeting cards, stationery, candy and seasonal items. The stores are self-service oriented, and feature a similar non-pharmacy merchandise mix to Drug Fair, with more than a 90% overlap in general merchandise, at prices generally 10%-15% lower than at Drug Fair. Currently, three Cost Cutters locations house their own pharmacies, and the Company has added Drug Fair pharmacies adjacent to two of its Cost Cutters locations. The Company believes there is an opportunity to open Drug Fair pharmacies in certain additional Cost Cutters locations. Cost Cutters is unique in its merchandising strategy in its markets and provides a much broader product variety and deeper discounts than other local stores, while successfully competing with mass merchandise stores.

    The Company opened its first Cost Cutters store in 1983 in Norwood, New Jersey and the Company's Cost Cutters stores average approximately 29,000 square feet in size, ranging from 20,000 to 36,000 square feet. In expanding to new sites, the Company has opportunistically negotiated favorable lease terms, typically from grocery stores that are relocating, rather than paying higher prices for new real estate. Most of the stores are located in shopping centers, near highways in easily accessible locations for surrounding communities. By comparison, larger discount department chains, such as WalMart, Caldor and K-Mart, typically build new stores in excess of 100,000 square feet and focus more on higher-priced products such as apparel, sporting goods, electronics and appliances. The Company believes that the accessibility and manageable size of a Cost Cutters store is attractive to consumers at a time when larger discount merchandisers continue to open larger and more complex stores that many customers may find less convenient. All stores are open seven days a week, from 9:00 a.m. to 9:30 p.m., Monday through Friday, with slightly reduced hours on weekends, totaling approximately 83 hours per week.

    PHARMACY. While pharmacy is not the main focus of the Cost Cutters chain, three Cost Cutters locations house their own pharmacies and the Company has Drug Fair pharmacies as separate storefronts adjacent to two of its Cost Cutters locations with a pass-through between the two stores. The Company believes there is an opportunity to add Drug Fair pharmacies to certain additional Cost Cutters stores depending on factors such as lease restrictions, location, store size, layout and competition. The Company estimates that it costs $75,000 to $100,000 to install a Drug Fair pharmacy next to an existing Cost Cutters location (assuming construction of a new storefront is required), excluding costs of staffing and inventory.

    GENERAL MERCHANDISE. With over 59,000 non-pharmacy SKUs, including seasonal items, and substantial overlap in merchandise with Drug Fair, Cost Cutters distinguishes itself through its merchandise presentation, pricing strategy, assortment of items targeted to impulse purchases and a strong merchandising position in greeting cards, stationery, seasonal items and household products. In addition to traditional retail drugstore general merchandise such as health and beauty care items, OTC pharmaceuticals, candy and seasonal items, Cost Cutters also sells luggage, kitchenware and an extended selection of houseware products and automotive-related goods. One of the Company's merchandising strategies is a high-impact merchandise presentation based on well-stocked shelves that are highly visible to the customer, promoting a value superstore image. Eight Cost Cutters locations contain on-site one-hour photofinishing labs.

    Cost Cutters is less promotional than most other discount stores because it utilizes an everyday low price strategy. Competitors such as Caldor and Bradlees generally employ what is known as a "high-low" pricing strategy, in which everyday prices are generally higher than at Cost Cutters but are reduced below Cost Cutters' prices during periodic store-wide sales. The Company believes that Cost Cutters' pricing strategy is more attractive to consumers than alternative pricing strategies for the majority of its product offerings, including health and beauty care products that are typically purchased when needed as opposed to when offered on sale.

ADVERTISING AND PROMOTION

    The Company aggressively advertises its Drug Fair and Cost Cutters chains through extensive use of colorful, high-quality direct mail circulars distributed to its neighborhood markets. Approximately 22 Drug Fair circular programs are distributed annually, with each circular typically containing a selection of approximately 200 specially priced items chosen to build customer traffic. Cost Cutters distributes approximately 17 circular programs annually, each containing approximately 200 items, of which 10% to 15% have been reduced in price. The circulars often contain coupons good for item discounts and advertise "Special" and "Bonus" buys. "Special" buys are items that are carried at reduced prices while supplies last. "Bonus" buys are items carried every day that include an additional amount of the same product or another product for no extra cost. In some cases the body of the circulars for both chains are identical, with different outside covers or "wraps," which allows the Company to save advertising costs. In such cases, the products advertised in the body generally represent regular everyday low prices for Cost Cutters and discounted prices for Drug Fair. The Company estimates the average circular program costs $145,000 to produce and distribute to approximately 760,000 recipients, although in some cases the cost is partially offset by co-op advertising rebates received from featured suppliers.

PURCHASING AND DISTRIBUTION

    By operating both Drug Fair and Cost Cutters chains, the Company believes that it is able to take advantage of economies of scale available to larger chains in purchasing merchandise and maintaining up-to-date systems and technology. Although the Company utilizes two separate retail formats, the 47 stores are operated as one company through centralized purchasing and distribution and use complementary marketing strategies. The Company believes that its focus on consistent execution of its purchasing, pricing and merchandising strategies has been instrumental in its success to date.

    The Company maintains centralized budgeting, pricing, purchasing, warehousing and inventory control functions at its corporate offices. Products are purchased for both store chains by merchandise managers, each of whom is responsible for a distinct product category (for example, cosmetics or housewares) and reports to the Company's Vice President of Merchandising.

    Approximately 56.0% of all non-prescription purchases are received at the Company's current central warehouse and distribution center in Somerset, New Jersey. These products are delivered to the stores by the Company's nine owned trucks. The balance of general merchandise is shipped directly to the stores by manufacturers and distributors. All prescription drugs are shipped directly to the individual stores by wholesale drug distributors on a daily basis. The Company has a supply agreement with Cardinal Health, Inc. ("Cardinal") that requires it to purchase at least 90% of its pharmacy products from Cardinal. The initial term of the Company's supply agreement with Cardinal expires in January 2000. Pursuant to the terms of the Cardinal Agreement, the Company purchases pharmacy products at a specified discount to Cardinal's Cost (as defined in the Cardinal Agreement). The Company believes that Cardinal's Cost (as defined in the Cardinal Agreement) is higher than Cardinal's actual cost for the pharmaceutical products it supplies because it does not reflect all discounts that may be available to Cardinal from its suppliers. Neuman Distributors, Inc. serves as a secondary supplier for products that are not routinely carried by or are out of stock at Cardinal, and the Company believes that its pharmacy products are readily available from numerous other wholesale suppliers of pharmacy products that would be able to supply the Company's requirements on substantially similar terms in the event that Cardinal and Neuman Distributors, Inc. were unable to do so. The Cardinal Agreement does not provide for specific penalties in the event of a breach by either party. Management believes that by operating both chains it is able to purchase most of its products at competitive prices by purchasing products in truck-load or container quantities.

    The Company buys products from more than 1,600 suppliers and manufacturers and seeks to purchase its merchandise directly from manufacturers in order to take advantage of promotional programs offered only to retailers, including co-op advertising allowances, promotional displays and materials and price promotions. The Company believes that its relationships with its vendors are good. The Company often utilizes prompt cash payments to obtain additional merchandise discounts. None of the Company's suppliers or manufacturers represented more than 10% of the Company's total non-pharmacy purchases during fiscal 1998.

MANAGEMENT INFORMATION SYSTEMS

    The Company operates an in-house data processing system in connection with the operation and management control functions of its business. This system incorporates both proprietary and commercially available software, including E-3 buying systems and Lawson Associates payroll systems, and is designed to integrate the key retailing functions of merchandise planning, purchase order management, sales capture, merchandise distribution, receiving, order entry, inventory control and replenishment. Management believes its systems enable the Company to maintain a virtually constant "in-stock" position in all key lines of merchandise. In anticipation of continued growth, the Company purchased a new comprehensive processing system developed by JDA Software, Inc. Effective June 1, 1998, the Company implemented the Accounts Payable, Sales Audit, and Point-of-Sale Interface modules of the JDA processing system. In late

September 1998, the Company implemented the Sales Analysis, Inventory Management, Electronic Data Interchange and Purchasing modules of the JDA processing system.

    The Company monitors inventories and sales at its 47 stores through a point-of-sale network, utilizing IBM Chain Drug software and hardware, which links store terminals to a central computer located at the Company's headquarters. The Company uses this system to replenish store inventories from its central warehouses and to provide management with detailed information on individual store operations on a daily basis.

    All sales data is recorded by cashiers, utilizing scanners, in each store at the time of sale. Sales data is transmitted to the central computer where it is compiled to produce daily, weekly and monthly management reports. Reports are organized by line of merchandise, class, item and store, and enable management to monitor sales and profitability by location. Based upon this information, management makes merchandising decisions as required, including reorders, special promotions and changes in buying programs. As a means of further inventory verification, physical inventories are taken twice a year at all stores and the warehouses. The Company also employs Telxon and Symbol Technologies radio frequency equipment in order to constantly monitor and update inventory, shelf labels and prices.

    As a result of the implementation of the Company's new JDA processing system and utilization of various other packaged software solutions, the Company believes that the majority of the Company's computer software applications and systems will not be affected by the "year 2000" dating problems as many of the proprietary legacy systems have been replaced by this system. Although the implementation of the JDA processing system was made in anticipation of continued growth, it is also intended to have the effect of resolving a majority of the Company's year 2000 dating problems. The cost incurred for the implementation of the JDA processing system was approximately $1.2 million, which was paid for out of the Company's operating cash flows during fiscal years 1997 and 1998. The Company estimates that approximately $0.7 million of additional costs will be incurred during fiscal 1999. These fiscal 1999 expenditures will be for the following: $0.2 million for the upgrade to the most recent version of the Lawson financial systems, including general ledger, cost allocations, budgeting, payroll and human resources; $0.2 million for implementation of a year 2000 compliant space management package for the Company's warehouse, receiving and distribution; $0.2 million for the purchase of new point-of-sale and pharmacy system hardware for the stores as well as for personal computer hardware upgrades at the corporate office; and $0.1 million for the cost to modify current point-of-sale and various legacy computer systems at the corporate office. The Company does not anticipate having to defer any other information technology projects in order to achieve timely resolution of the year 2000 dating problem. In the event the Company is unable to achieve complete year 2000 dating problem resolution on a timely basis, management anticipates that the disruption to the Company's business will be minimal. However, the Company may be adversely affected if various suppliers do not achieve complete resolution of the year 2000 dating problem. These adverse affects may include, but are not limited to: not being able to maintain in-stock inventory positions in the Company's warehouse and stores, resulting in lost revenue; not being able to process electronically verified sales (i.e., credit card, debit card, and Third Party Plan sales) at the pharmacy and front-end, resulting in lost revenue; and the disruption of management reporting, resulting in disruption to the Company's cash flows.

    All of the Company's stores contain Sensormatic Electronic Article Surveillance Systems designed to minimize theft. Since its installation four years ago, this system has contributed to reducing overall shrinkage to approximately 1.5% of sales, which management believes is below the industry average.

COMPETITION

    The Company competes in its markets with several national, regional and local drugstore chains, large grocery stores and supermarkets, membership clubs, deep discount drugstores, combination food and drugstores, discount general merchandise stores, mass merchandisers, independent drugstores and local merchants. Historically, consumers were faced with few alternatives for filling their prescriptions. Today's customer has a number of options including independent or chain drugstores, food retailers, mass merchants (including discounters and deep discounters) and "mail-order" pharmacies, as well as supermarkets, combination food and drugstores, hospitals and HMOs. The Company's on-site one-hour photofinishing labs also compete with a variety of mini-lab photo-processors and photo-specialty shops.

    The Company believes that the primary elements of competition in its industries include pricing, store location and design, product selection, customer service and convenience. The Company believes that it competes successfully because of its pricing policies, reputation for reliability, convenient store locations, superior pharmacy services, broad selection of merchandise and effective sales techniques. However, the competitive environment is often affected by factors beyond a particular retailer's control, such as shifts in consumer preferences, economic conditions and population and traffic patterns. The Company believes that in the future the ability to compete effectively will be increasingly dependent on quality merchandising and customer service, the effectiveness of cost containment measures, especially with respect to pharmacy services, and advanced information systems.

GOVERNMENT REGULATION

    Pharmacies are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day-to-day operations, reimbursement and documentation of activities.

    LICENSES AND REGULATION. The Company's pharmacists are required to be licensed by the New Jersey Board of Pharmacy. All stores with pharmacies and the Company's distribution centers are also registered with the Federal Drug Enforcement Administration, although no pharmaceuticals are stored in the distribution centers. Various other federal and state licenses (including state licenses required to sell cigarettes) are required for the conduct of the Company's business as presently conducted. The Company seeks to comply with all such licensing and registration requirements and continues to actively monitor its compliance with such requirements. By virtue of these licenses and registration requirements, the Company will be obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in a suspension or revocation of one or more licenses or registrations and/or monetary penalties or fines. The sale of pharmaceutical products at new stores requires the issuance of additional licenses, with respect to which the licensing authorities may conduct investigations.

    In 1990, the United States Congress enacted the Omnibus Budget Reconciliation Act of 1990 (OBRA), which required states to implement pharmaceutical drug use review programs for Medicaid beneficiaries by January 1, 1993. Under OBRA, pharmacists are required to offer counseling, without additional charge, to customers covered by Medicaid about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists. The State of New Jersey enacted broader regulations that require pharmacists to provide such counseling to all customers, regardless of whether they are covered by Medicaid. As a result, the Company's pharmacists must provide counseling to customers and have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate such effects. In addition, the Company's pharmacists are required to conduct a prospective drug review before any new prescriptions are dispensed, and may conduct a similar review prior to refilling any prescriptions if considered appropriate. Such reviews include screening for potential drug therapy problems due to (i) therapeutic duplication, (ii) drug-disease contraindications, (iii) drug-drug interactions, (iv) incorrect drug dosage or duration of drug treatment, (v) drug-allergy interactions, and (vi) clinical abuse or misuse. Further, New Jersey closely regulates the dispensing by pharmacists of over-the-counter controlled dangerous substances, imposing requirements as to: (i) filling and refilling of prescriptions, (ii) labeling of prescriptions, and (iii) monitoring the use of Schedule V over-the-counter controlled dangerous substances to determine, in a pharmacist's professional judgment, whether the substance has or will be used for unauthorized or illicit consumption or distribution. The Company believes its series of training programs for pharmacy personnel and its pharmacy computer network are designed to ensure that these requirements are satisfied, but violations of these regulations could have an adverse impact on the Company.

    STATE LAWS AFFECTING ACCESS TO SERVICES. In July 1994, the State of New Jersey adopted "Freedom of Choice" and "Any Willing Provider" legislation, which the Company believes results in a "level playing field" in New Jersey for regional drugstore chains such as the Company. The "Freedom of Choice" legislation permits Third-Party Plan participants to purchase prescription drugs from the provider of their choice if the provider meets uniformly established requirements. In states which have not adopted similar legislation, many Third-Party Plans align themselves by agreement with particular drugstore chains under arrangements whereby members of a Third-Party Plan are required to purchase their drugs at a particular drugstore chain in order for most or all of the cost to be paid by the Third-Party Plan. As a result, other drugstore chains and independent drugstores are in effect precluded from selling prescription drugs to the applicable members. The "Any Willing Provider" legislation requires that any Third-Party Plan that has entered into an agreement with a prescription provider must permit any other licensed provider to participate in such Third-Party Plan as a preferred or contracting provider if it is willing to accept the terms of such agreement. Such legislation may increase competition for the Company's pharmacies.

    MEDICARE AND MEDICAID. The pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

    The Medicaid program is a cooperative federal-state program designed to enable states to provide medical assistance to aged, blind, or disabled individuals, or members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services.

    Federal laws and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given authority, subject to certain standards, to limit or specify conditions to the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice, such as the OBRA counseling and drug utilization review requirements described above. Third, federal regulations impose certain requirements relating to the reimbursement for prescription drugs furnished to Medicaid recipients. Among other things, federal regulations establish "upper limits" on payment levels. In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs which may affect the Company's operations.

    The Medicare program is a federally funded and administered health insurance program for individuals age 65 and older or who are disabled. Medicare covers a limited number of specifically designated prescription drugs. As a result of the Balanced Budget Act of 1997, reimbursement for these products is generally limited to 95% of the published average wholesale price for such products. Over the last several years, an increasing number of Medicare beneficiaries have been served through health maintenance organizations. In addition to the limited Medicare coverage for specified products described above, some of these health maintenance organizations providing health care benefits to Medicare beneficiaries may offer expanded drug coverage.

    The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and freezes and funding restrictions, all of which may adversely affect the Company's business. There can be no assurance that payments for pharmaceutical supplies and services under governmental reimbursement programs will continue to be based on the current methodology or remain comparable to present levels. In this regard, the Company may be subject to rate reductions as a result of federal budgetary legislation related to the Medicare and Medicaid programs. In addition, various Medicaid programs periodically experience budgetary shortfalls which may result in Medicaid payment delays.

    FRAUD AND ABUSE. The Company is subject to federal and state laws prohibiting the submission of false or fraudulent claims and governing its billing relationships and financial and other arrangements among health care providers and vendors. These laws include the federal anti-kickback statute, which prohibits, among other things, (i) knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly to induce or in return for the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under federal health care programs, or (ii) purchasing, ordering or recommending, or arranging for purchasing or ordering such covered items or services. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by federal health care programs. New Jersey, for example, enacted the "Healthcare Cost Reduction Act" in 1991. Federal and state courts have interpreted these laws broadly. Violations of these laws may result in fines, imprisonment, civil money penalties and exclusion from the federal and state funded health care programs.

    The Department of Health and Human Services Office of Inspector General has issued a "Special Fraud Alert" concerning prescription drug marketing practices that could potentially violate the federal anti-kickback statute. According to the Special Fraud Alert, examples of practices that may violate the statute include certain arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product.

    In addition, a number of states have undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arose under state consumer protection laws which generally prohibit false advertising, deceptive trade practices, and the like. Other proposed action by state pharmacy boards or federal regulators could reduce or eliminate the reimbursement pharmacies receive to conduct therapeutic interchange or compliance programs on behalf of health plans or other pharmacy benefit managers.

    The Company seeks to maintain its contract arrangements with other health care providers, its pharmaceutical suppliers and its pharmacy practices in compliance with these laws. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with the Company's interpretation and application.

    HEALTH CARE LEGISLATION. Prescription drug sales have represented a significant portion of the Company's revenues. These revenues may be affected by changes within the health care industry, including changes in programs providing for reimbursement of the cost of prescription drugs by Third-Party Plans, regulatory changes relating to the approval process for prescription drugs and proposals to reduce significantly projected increases in federal spending on Medicare, Medicaid and other governmental programs.

    In recent years, a number of legislative proposals have been introduced in Congress to reform the health care system, including proposals in the context of federal budget legislation. In addition, a number of states have enacted and are considering various health care reforms. For example, several state Medicaid programs have established mandatory statewide managed care programs for Medicaid beneficiaries to control costs through negotiated or capitated rates, as opposed to traditional cost based reimbursement for Medicaid services, and proposed to use savings achieved through these programs to expand coverage to those not previously eligible for Medicaid. Also, a provision of the FDA Modernization Act, which becomes effective November 21, 1998, expressly permits pharmacy drug compounding under certain conditions for individual patients. This maintains and could increase the range of services provided by the Company. The Company cannot predict whether or in what form health care legislation may be adopted in the future, at the federal or state level, or the impact of any such legislation on the Company's financial position or results of operations. However, to the extent health care legislation expands the number of persons receiving health care benefits covering the purchase of prescription drugs (such as through government-sponsored managed care initiatives), it could result in increased purchases of such drugs and could thereby have a favorable impact on both the Company and the retail drug industry in general. Nevertheless, there can be no assurance that any such legislation will be enacted or, if enacted, that such legislation will not have an adverse effect on the Company.

    LABOR LAWS. The Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime and working conditions. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect the Company.

TRADE NAMES, SERVICE MARKS AND TRADEMARKS

    The Company uses various trade names, service marks and trademarks, including "Drug Fair" and "Cost Cutters," in the conduct of its business. Historically, the Company has relied on common law protection of its trade names, service marks and trademarks. Common law provides the Company with limited protection for its trade names, service marks and trademarks within its product lines and in its geographic market areas. Although the Company has filed a federal service mark registration application for the service mark "Drug Fair," a third party which does not currently operate in the Company's geographic markets owns an issued federal service mark registration for the name "Cost Cutters."

EMPLOYEES

    As of August 25, 1998, the Company had approximately 1,700 employees of which approximately 43% were full-time and 57% were part-time. None of such employees are covered by collective bargaining agreements or represented by unions. The Company has not experienced any material business interruption as a result of labor disputes and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

    The Company's stores by location, fiscal year opened, fiscal year refurbished and size were as follows on September 30, 1998:

                                   DRUG FAIR

                                                                     FISCAL YEAR       SQUARE
LOCATION                                                          OPENED/REFURBISHED   FOOTAGE
----------------------------------------------------------------  ------------------  ---------
South Plainfield................................................        1959/1994        21,250
Manville........................................................        1965/1991        20,000
Old Bridge......................................................        1969/1992        16,527
Edison..........................................................        1970/1992        15,000
Freehold........................................................        1970/1994        16,000
Westfield.......................................................        1972/1991        23,424
Aberdeen........................................................        1974/1993        11,620
Fairfield.......................................................        1976/1991        19,600
Hazlet..........................................................        1976/1991        12,000
Berkeley Heights................................................        1977/1993        16,800
Milburn.........................................................        1977/1992        21,112
Warren..........................................................        1978/1991        15,000
Wyckoff.........................................................        1981/1995        15,960
Rahway..........................................................        1983/1993        13,900
Isellin.........................................................        1985/1993        16,265
Englewood.......................................................        1988/1992        13,440
Cranford........................................................          1989/--        13,661
Oakland.........................................................          1989/--        20,205

                                                                     FISCAL YEAR       SQUARE
LOCATION                                                          OPENED/REFURBISHED   FOOTAGE
----------------------------------------------------------------  ------------------  ---------
Middlesex.......................................................          1991/--        23,000
Stirling........................................................          1993/--        15,777
Verona..........................................................          1995/--        17,200
Clifton.........................................................          1996/--        11,200
Ramsey..........................................................          1996/--        17,000
Somerset........................................................          1996/--        18,050
Plainfield......................................................          1997/--        18,000
Hillside........................................................          1998/--        17,600
Florham Park....................................................          1998/--        12,750
North Arlington.................................................          1999/--        15,500
Fairview........................................................          1999/--        14,225
Port Monmouth...................................................          1999/--        16,450

                                         COST CUTTERS

Norwood.........................................................        1983/1992        24,630
Bricktown.......................................................        1984/1993        26,878
Manalapan.......................................................        1984/1992        24,450
Middletown......................................................        1984/1993        27,988
Hamilton........................................................        1985/1993        33,300
Union...........................................................        1985/1994        35,217
West Long Branch................................................        1986/1996        27,113
Wall............................................................        1987/1993        30,000
Hillsborough....................................................        1990/1994        20,600
Parsippany......................................................          1991/--        29,575
Lacey...........................................................          1992/--        34,000
Wayne...........................................................          1992/--        29,000
Ocean...........................................................          1993/--        36,890
Toms River......................................................          1994/--        34,000
Chatham.........................................................          1995/--        20,800
Elizabeth.......................................................          1995/--        25,000
Lincoln Park....................................................          1995/--        30,100

    All the Company's stores are leased pursuant to long-term leases containing generally favorable terms. The current leases expire between November 30, 1999 and April 30, 2039 (assuming renewal options are exercised), with an average of 18 years remaining on lease terms. Six of these leases will expire by the end of 2000, 20 leases will expire between 2001-2015 and 21 leases will expire after 2015.

    On May 21, 1998, the Company entered into a lease for new warehouse and office facilities in Somerset, New Jersey. This lease, which expires on March 21, 2004, provides for the lease of approximately 201,000 square feet of warehouse and office space. The Company commenced occupation of the new facility in September 1998, and is vacating its prior corporate offices and two warehouse facilities. The Company's monthly payments under the lease for the new facility are approximately $67,000, and will result in increased net annual facility expenditures of approximately $450,000. The Company believes this new facility will improve operating efficiencies in several areas, particularly distribution and inventory control.

ITEM 3. LEGAL PROCEEDINGS

    The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no current pending litigation to which it is a party will, individually or in the aggregate, have a material adverse effect on its financial position or results of operations or cash flows. The Company has not been required to expend in the past, and does not expect to be required to expend in the future, any significant amounts for investigation of environmental conditions, remediation of environmental conditions or other similar matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Registrants is not publicly traded.

    On October 16, 1997, the Holding Company issued an aggregate of 24,237 shares of its Common Stock to 12 of its shareholders, all of whom were officers, directors or other members of the Company's management, pursuant to the exercise of stock options previously granted to such persons. These sales of Common Stock were made by the Holding Company in reliance of the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended (the "Securities Act").

    On October 16, 1997, the Company issued $80,000,000 aggregate principal amount of its 10 1/4% Senior Notes due 2004 (the "Original Notes") to Donaldson, Lufkin & Jenrette Securities Corporation and Bear, Stearns & Co., Inc. (the "Initial Purchasers") in a transaction exempt under Regulation D under the Securities Act. The Initial Purchasers resold the Original Notes to certain qualified institutional buyers in reliance upon, and subject to the restrictions imposed pursuant to, Rule 144A under the Securities Act.

    On October 16, 1997, the Holding Company issued amended and restated Subordinated Notes in the same principal amounts to the original holders thereof in connection with the issuance of the Original Notes and the Holding Company's Guarantee of such Notes. These amended and restated Notes were issued in reference on the exemption from registration under the Securities Act provided by Section 4(a) thereof.

    On February 13, 1998, the Company commenced an offer to exchange $80,000,000 in aggregate principal amount of its 10 1/4% Senior Notes due 2004, Series B (the "Exchange Notes") that had been registered under the Securities Act for a like principal amount of the Original Notes. This exchange was commenced pursuant to the terms of the Registration Rights Agreement, dated as of October 16, 1997, between the Company and the Initial Purchasers. Each of the Exchange Notes and the Original Notes has been guaranteed by the Holding Company. $80,000,000 in the aggregate principal amount of Exchange Notes were issued in exchange for the Original Notes on March 20, 1998, and the Original Notes were retired. The Exchange Notes are referred to hereinafter interchangeably with the Original Notes as the "Senior Notes."

    On September 16, 1998, the Board of Directors of the Company authorized the repurchase by the Company of up to $6.0 million principal amount of Senior Notes on the open market. On October 6, 1998, the Company repurchased an aggregate of $5.0 million principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On October 13, 1998, the Company repurchased an additional $1.0 million principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. As of October 15, 1998, $74.0 million aggregate principal amount of Senior Notes remained outstanding.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

                     SELECTED FINANCIAL DATA OF THE COMPANY

    The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the periods in the five-year period ended July 25, 1998, are derived from the audited financial statements of the Company and the Predecessor Company. The financial statements of the Predecessor Company for fiscal 1994 and the six months ended January 29, 1995 have been audited by Arthur Andersen LLP, and the financial statements for the six months ended July 30, 1995, fiscal 1996, fiscal 1997 and fiscal 1998 have been audited by PricewaterhouseCoopers, LLP. The Company was acquired by the Holding Company on January 30, 1995, and is referred to below with respect to periods prior to that date as the "Predecessor Company" and with respect to periods after that date as the "Company." The selected financial and other data presented below under the caption "Other Data" as of and for all of the periods presented, are unaudited. The unaudited financial data reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for and as of the end of the periods presented.

    The selected financial data presented below should be read in conjunction with the audited financial statements and the related notes thereto of the Company for fiscal 1996, fiscal 1997 and fiscal 1998 appearing elsewhere in this Report. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                      PREDECESSOR COMPANY                            THE COMPANY
                                  ---------------------------  -------------------------------------------------------
                                     TWELVE                                      TWELVE        TWELVE        TWELVE
                                     MONTHS          SIX            SIX          MONTHS        MONTHS        MONTHS
                                     ENDED         MONTHS         MONTHS         ENDED         ENDED         ENDED
                                    JULY 31,        ENDED          ENDED        JULY 28,      JULY 26,      JULY 25,
                                      1994      JAN. 19, 1995  JULY 30, 1995      1996          1997          1998
                                  ------------  -------------  -------------  ------------  ------------  ------------
                                                                 (DOLLARS IN THOUSANDS)
Statement of Operations Data:
Net sales.......................   $  180,206     $ 101,687      $  96,171     $  215,731    $  231,033    $  248,242
Cost of sales...................      129,856        72,469         67,686        152,645       163,157       173,648
                                  ------------  -------------  -------------  ------------  ------------  ------------

Gross profit....................       50,350        29,218         28,485         63,086        67,876        74,594
Selling, general and
  administrative expense........       38,494        21,468         21,635         47,487        50,831        56,074
Other income, net...............          803           595            205            353           401           579
Administrative fees.............            0             0            125            250           250           250
Depreciation and
  Amortization(1)...............        1,674           884          1,980          4,341         4,399         5,386
                                  ------------  -------------  -------------  ------------  ------------  ------------

Operating income................       10,985         7,461          4,950         11,361        12,797        13,463
Interest expense, net...........            0             0          2,284          3,998         3,018         6,748
                                  ------------  -------------  -------------  ------------  ------------  ------------

Income before income taxes......       10,985         7,461          2,666          7,363         9,779         6,715
Provision for income taxes(2)...          474           186          1,598          3,659         5,216         3,678
                                  ------------  -------------  -------------  ------------  ------------  ------------

Net income......................   $   10,511     $   7,275      $   1,068     $    3,704    $    4,563    $    3,037
                                  ------------  -------------  -------------  ------------  ------------  ------------
                                  ------------  -------------  -------------  ------------  ------------  ------------

Balance Sheet Data (End of
  Period):
Working capital (unaudited).....   $   25,950     $  29,457      $  10,645     $   11,196    $    9,875    $   21,768
Total assets....................       52,163        53,176         86,079         84,931        81,256        90,081
Total debt......................            0             0         45,000         39,360        29,467        80,418
Stockholder's equity
  (deficit).....................       33,645        36,033         19,068         22,772        27,335       (14,386)

Other Data (unaudited):
Ratio of earnings to fixed
  charges(3)....................          6.7x          8.1x           1.7x           2.1x          2.7x          1.7x
Adjusted EBITDA (4).............   $   11,536     $   9,682      $   7,714     $   16,913    $   18,695        18,566
Gross margin....................         27.9%         28.7%          29.6%          29.2%         29.4%         30.1%
Adjusted EBITDA margin(5).......          6.4%          9.5%           8.0%           7.8%          8.1%          7.5%
Capital expenditures............   $    2,308     $   1,313      $   1,070     $    2,887    $    1,287    $    3,525
Pharmacy sales growth...........          8.7%          7.8%          10.1%          10.8%         16.3%         15.4%
Pharmacy sales as a % of
  total.........................         22.0          19.6           22.6           22.1          24.1          25.8%

Other Data (unaudited)
Third-Party Plan sales as a % of
  pharmacy sales................         40.6%         47.2%          50.9%          61.5%         70.1%         74.8%

Store data:
Number of stores at end of
  period:
  Drug Fair.....................           21            22             22             25            26            28
  Cost Cutters..................           14            15             16             17            17            17
                                  ------------  -------------  -------------  ------------  ------------  ------------
  Total.........................           35            37             38             42            43            45
                                  ------------  -------------  -------------  ------------  ------------  ------------
                                  ------------  -------------  -------------  ------------  ------------  ------------

Same-store sales growth
  (unaudited) (6):
  Drug Fair.....................          5.7%          4.0%           6.6%           3.5%          6.7%          6.9%
  Cost Cutters..................          1.1           4.0            4.3            0.9           2.7           3.9%
                                  ------------  -------------  -------------  ------------  ------------  ------------
  Total.........................          3.7%          4.0%           5.6%           2.4%          4.8%          5.5%
                                  ------------  -------------  -------------  ------------  ------------  ------------
                                  ------------  -------------  -------------  ------------  ------------  ------------

------------------------------

(1) Amortization amounts for the periods set forth include amortization of goodwill, beneficial leasehold intangibles and deferred financing costs incurred.

(2) Prior to its acquisition by the Holding Company on January 30, 1995, the Predecessor Company was treated as a Subchapter S corporation for both federal and state income tax purposes. Accordingly, the provision for income taxes for the six months ended

    January 29, 1995 and all prior periods is substantially less than that recorded for the Company for the six months ended July 30, 1995 and each subsequent period. If the Predecessor Company had been treated as a C corporation for federal and state income tax purposes for the twelve months ended July 31, 1994 and for the six month period ended January 29, 1995, the Predecessor Company's provision for income taxes for such periods would have been approximately $4,426 and $3,000, respectively, and its net income for such periods would have been approximately $6,559 and $4,461, respectively.

(3) The ratio of earnings to fixed charges is computed by adding fixed charges (interest and one-third of rental expenses, which the Company believes is representative of that portion of rental expenses attributable to interest) to income before income taxes and dividing that sum by the sum of the fixed charges.

(4) Adjusted EBITDA represents net income plus depreciation and amortization, income taxes, net interest expense, non-cash LIFO reserves against inventory and non-cash rental expense. Changes in LIFO inventory reserves and non-cash rental expense are included in Adjusted EBITDA because they reflect non-cash expense that do not directly impact the ability of the Company to service its debt obligations, including under the Notes. Changes in LIFO inventory reserves and non-cash rental expense aggregated $(1,123), $1,337, $784, $1,211, $1,500 and $(283) during fiscal 1994, the six months ended on each of January 29, 1995 and July 30, 1995, fiscal 1996, fiscal 1997, and fiscal 1998, respectively. While Adjusted EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities (as defined by generally accepted accounting principles), or other measurements determined by generally accepted accounting principles, in analyzing the Company's operating performance, financial position or cash flows, the Company has included Adjusted EBITDA because management understands that it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Unlike net income or EBITDA, Adjusted EBITDA may not be a measure of the ultimate profitability of a company, and may not be as meaningful to other investors or analysts. In addition, the method of calculating Adjusted EBITDA set forth above may be different from calculations of Adjusted EBITDA employed by other companies and, accordingly, may not be directly comparable to such other calculations.

The Adjusted EBITDA calculations for the periods presented are as follows:

                                                                      PREDECESSOR COMPANY
                                                               ---------------------------------
                                                               TWELVE MONTHS      SIX MONTHS
                                                                   ENDED             ENDED
                                                               JULY 31, 1994   JANUARY 29, 1995
                                                               --------------  -----------------
                                                                          (UNAUDITED)

                                                                    (DOLLARS IN THOUSANDS)
Net Income...................................................    $   10,511        $   7,275
  Provision for income taxes.................................           474              186
  Interest expense, net......................................             0                0
  Depreciation & amortization................................         1,674              884
  Non-cash rent expense......................................             0                0
  Change in LIFO reserve.....................................        (1,123)           1,337
                                                                    -------           ------
Adjusted EBITDA..............................................    $   11,536        $   9,682
                                                                    -------           ------
                                                                    -------           ------

                                                                          THE COMPANY
                                                                -------------------------------
                                                        SIX
                                                      MONTHS          TWELVE MONTHS ENDED
                                                       ENDED    -------------------------------
                                                     JULY 30,   JULY 28,   JULY 26,   JULY 25,
                                                       1995       1996       1997       1998
                                                     ---------  ---------  ---------  ---------
                                                                    (UNAUDITED)

                                                               (DOLLARS IN THOUSANDS)
Net Income.........................................  $   1,068  $   3,704  $   4,563  $   3,037
  Provision for income taxes.......................      1,598      3,659      5,216      3,678
  Interest expense, net............................      2,284      3,998      3,018      6,748
  Depreciation & amortization......................      1,980      4,341      4,399      5,386
  Non-cash rent expense............................        217        552        413        523
  Change in LIFO reserve...........................        567        659      1,086       (806)
                                                     ---------  ---------  ---------  ---------
Adjusted EBITDA....................................  $   7,714  $  16,913  $  18,695  $  18,566
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------

------------------------

(5) Adjusted EBITDA margin is calculated as the amount of Adjusted EBITDA for a period divided by net sales for such period. While Adjusted EBITDA margin should not be construed as a substitute for gross margin (as defined by generally accepted accounting principles), or other measurements determined by generally accepted accounting principles, in analyzing the Company's operating performance, financial position or cash flows, the Company has included presentation of Adjusted EBITDA margin because management believes it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Management believes that Adjusted EBITDA margin is a meaningful supplement to gross margin because it measures the Company's profitability on a cash flow basis, which is material to a determination of the Company's ability to service its debt.

(6) Same-store sales growth is calculated based on net sales for stores open for the whole of the indicated and the previous period.

                 SELECTED FINANCIAL DATA OF THE HOLDING COMPANY
                                CDI GROUP, INC.
                      SUMMARY FINANCIAL AND OPERATING DATA

                                                                                                  THE COMPANY
                                               PREDECESSOR COMPANY           ------------------------------------------------------
                                       ------------------------------------      SIX
                                            TWELVE               SIX            MONTHS               TWELVE MONTHS ENDED
                                            MONTHS             MONTHS           ENDED      ----------------------------------------
                                             ENDED              ENDED          JULY 30,      JULY 28,      JULY 26,      JULY 25,
                                         JULY 31, 1994      JAN. 29, 1995        1995          1996          1997          1998
                                       -----------------  -----------------  ------------  ------------  ------------  ------------
                                                                          (DOLLARS IN THOUSANDS)
Statement of Operations Data:

Net sales............................      $       0          $       0       $   96,171    $  215,731    $  231,033    $  248,242
Cost of sales........................              0                  0           67,686       152,645       163,157       173,648
                                                  --                 --
                                                                             ------------  ------------  ------------  ------------

Gross profit.........................              0                  0           28,485        63,086        67,876        74,594
Selling, general and administrative
  expense............................              0                  0           21,635        47,487        50,831        56,074
Other income, net....................              0                  0              205           353           401           579
Administrative fees..................              0                  0              125           250           250           250
Depreciation and Amortization........              0                  0            1,980         4,341         4,399         5,386
                                                  --                 --
                                                                             ------------  ------------  ------------  ------------

Operating income.....................              0                  0            4,950        11,361        12,797        13,463
Interest expense, net................              0                  0            2,946         5,326         4,586         8,423
                                                  --                 --
                                                                             ------------  ------------  ------------  ------------

Income before income taxes...........              0                  0            2,004         6,035         8,211         5,040
Provision for income taxes...........              0                  0            1,366         3,442         4,433         3,109
                                                  --                 --
                                                                             ------------  ------------  ------------  ------------
Net Income...........................      $       0          $       0       $      638    $    2,593    $    3,778    $    1,931
                                                  --                 --
                                                  --                 --
                                                                             ------------  ------------  ------------  ------------
                                                                             ------------  ------------  ------------  ------------
Balance Sheet Data (End of Period)

Working capital (unaudited)..........      $       0          $       0       $   10,877    $   11,656    $   10,363    $   22,356

Total assets.........................              0                  0           86,105        84,950        81,332        90,669

Total debt...........................              0                  0           58,912        54,782        46,301        98,935

Stockholders' equity (deficit).......              0                  0            5,388         7,077        10,855       (32,214)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

    This Report may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, (i) statements about possible changes in the rate of increase of pharmacy sales to Third Party

Plans as a percentage of total pharmacy sales, and its impact on profitability;
(ii) the impact on the Company of its entrance into a lease for new headquarters and warehouse space; (iii) the ability of the Company to meet its debt service obligations and to fund anticipated capital expenditures and working capital requirements in the future; (iv) the amount and sufficiency of the Company's planned expenditures to address the year 2000 dating problem; (v) the impact on the Company of the bankruptcy of The Pharmacy Fund, Inc.; and (vi) certain other statements identified or qualified by word such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Prospectus dated February 13, 1998 of the Company and the Holding Company. These risks include, among others, the following:

    - Risks relating to the Company's substantial leverage and interest expense obligations

    - Risks that the possible repeal of "Freedom of Choice" and "Any Willing Provider" legislation in the State of New Jersey will hurt the Company's competitive position relative to larger drug store chains

    - Risks that the Company's right to use the tradenames "Drug Fair" and "Cost Cutters" may be challenged

    - Risks that adverse changes in economic, competitive and regulatory conditions in northern and central New Jersey may negatively impact the Company's operating results

    - Risks that uncertainty in the Company's ability to renew leases for its more profitable locations may negatively impact the Company's operating results

    - Risks that increased participation by the Company's customers in Third Party Plans will continue to erode the Company's margins on the sale of pharmacy products

    - Risks imposed by state and federal regulation of the sale of pharmacy products and health care in general

    - Risks that the Company will be unable to find suitable locations for expansion or that new store locations will not prove profitable within a reasonable period of time

GENERAL

    The Company was founded in 1954 and until 1990 was managed primarily by its founders. The Holding Company is the owner of all of the outstanding capital stock of the Company. Since 1990, the Company has experienced significant growth led by Frank Marfino, the Company's current Chief Executive Officer. The Company currently operates a chain of 47 drug and general merchandise stores, with 30 drugstores operating under the "Drug Fair" name and 17 general merchandise stores operating under the "Cost Cutters" name.

    Since 1990, the Company expanded its store base by 15 stores, with revenues increasing from $180.2 million in fiscal 1994 to $248.2 million in fiscal 1998, and Adjusted EBITDA and income before taxes changing from $11.5 million and $11.0 million in fiscal 1994 to $18.6 million and $6.7 million, respectively, in fiscal 1998. Net income decreased from $10.5 million in fiscal 1994 to $3.0 million in fiscal 1998. During this period, the Company also increased its Adjusted EBITDA margin from 6.4% to 7.5% of sales. Adjusted EBITDA is calculated as net income plus depreciation and amortization, income taxes, net interest expense, changes in LIFO inventory reserves and non-cash rental expense. The calculation of Adjusted EBITDA in a given fiscal period differs from the calculation of income before income taxes for such fiscal period in that it adds back to net income certain expenses that do not, in the given year, impact the Company's cash flows. The Company believes that, while Adjusted EBITDA should not be used as a substitute for other measures of financial performance determined under generally accepted accounting principles, the presentation of Adjusted EBITDA is meaningful to investors because EBITDA is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. This improved operating performance and growth have resulted primarily from rationalization and expansion of the store base, improved centralized controls over purchasing, effective merchandising, pricing and loss-prevention strategies, increased pharmacy business with Third-Party Plan participants and cost control measures.

    The Company was acquired in January 1995 by the Holding Company, whose shareholders include a group of investors led by BancBoston Ventures Inc. ("BancBoston"), Harvest Technology Partners, L.P. ("Harvest") and management. Since the Acquisition, the Company has placed emphasis on growing its pharmacy sales to Third-Party Plan participants and, as a result, has grown its pharmacy sales by 62.0% from fiscal 1994 to fiscal 1998. During the same period, the Company's net income decreased from $10.5 million to $3.0 million, primarily as a result of debt-related expense and goodwill amortization incurred by the Company in connection with the Acquisition. Similarly, improved non-pharmacy merchandising and pricing strategies, combined with increased customer traffic resulting from higher pharmacy sales, have enabled the Company to increase its gross margin from 27.9% in fiscal 1994 to 30.1% in fiscal 1998. This increase occurred despite pharmacy margin erosion resulting from increased sales to Third-Party Plan participants.

    Since fiscal 1994, the Company's pharmacy sales have increased by 62.0%, primarily as a result of the growth in prescription sales to Third-Party Plan participants. In fiscal 1998, the Company's pharmacies filled over 1.6 million prescriptions (an average weekly volume of approximately 1,000 scripts per pharmacy), and pharmacy sales increased 15.4% over fiscal 1997. Currently, approximately 74.8% of prescription sales results from sales to Third-Party Plan participants. Although pharmacy sales to Third-Party Plan participants typically have lower margins than cash pharmacy sales, resulting in a decline in the Company's pharmacy gross margins, the higher pharmacy sales volume has resulted in an overall increase in gross profit. Although management expects that Third-Party Plan sales as a percentage of total pharmacy sales will continue to increase, management believes that as this rate of increase slows, margins will stabilize, resulting in pharmacy gross profit growth more closely approximating pharmacy sales growth rates. Additionally, the Company believes that this margin pressure has had less of an impact on its overall margin than on margins of retailers for which prescriptions represent a higher percentage of total sales. To compensate for declining pharmacy gross margins and to capitalize on the increased customer traffic resulting from the growth in Third-Party Plan sales, the Company has aggressively managed its non-pharmacy operations through effective merchandising and purchasing strategies. As a result of these initiatives, the Company has raised its non-pharmacy gross margins from 27.8% in fiscal 1994 to 33.4% in fiscal 1998. There can be no assurance that the Company will be able to continue to offset declines in pharmacy gross margins resulting from Third-Party Plan sales.

    The Company has expanded its store base by 15 stores since 1990, with no stores, three stores, four stores, one store and two stores having been opened in fiscal 1994, the twelve months ended July 30, 1995, fiscal 1996, fiscal 1997 and fiscal 1998, respectively. The Company has purchased prescription customer files from existing independent drugstores, at an average cost of $155,000 per store, for two of the locations opened in fiscal 1998. This strategy, which the Company had not employed in connection with prior store openings, is intended to reduce the amount of time before a new store becomes profitable. The Company intends to continue to opportunistically expand its store base, primarily focused on Drug Fair stores, as favorable market locations become available. While pharmacy is not the main focus of the Cost Cutters chain, three Cost Cutters locations contain their own pharmacies and the Company has Drug Fair pharmacies adjacent to two of its Cost Cutters locations. The Company believes there is an opportunity to add Drug Fair pharmacies to certain additional Cost Cutters stores depending on factors such as location, lease restrictions, store size, layout and competition. Four of the six stores opened between fiscal 1996 and fiscal 1998 do not currently contribute to the Company's operating profit.

RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the audited financial statements and the related notes thereto of the Company for fiscal 1996, fiscal 1997 and fiscal 1998 included elsewhere in this Report. The following table sets forth the Company's operating results for the periods indicated expressed as a percentage of sales and the net number of new stores opened during the periods indicated.

                                                                     TWELVE MONTHS ENDED
                                                                   ------------------------
                                                                    JULY 28,     JULY 26,     JULY 25,
                                                                      1996         1997         1998
                                                                   -----------  -----------  -----------
Statement of Operations Data:
  Net sales......................................................       100.0%       100.0%       100.0%
  Gross profit...................................................        29.2         29.4         30.0
  Selling, general and administrative expense....................        22.0         22.0         22.6
  Administrative fees............................................         0.1          0.1          0.1
  Depreciation and amortization..................................         2.0          1.9          2.1
  Other income, net..............................................         0.2          0.2          0.2
                                                                        -----        -----        -----

  Operating income...............................................         5.3          5.6          5.4
  Interest expense, net..........................................         1.9          1.3          2.7
                                                                        -----        -----        -----

  Income before income taxes.....................................         3.4          4.3          2.7
  Provision for income taxes.....................................         1.7          2.3          1.5
                                                                        -----        -----        -----

  Net income.....................................................         1.7          2.0          1.2
                                                                        -----        -----        -----
                                                                        -----        -----        -----

Other Data (unaudited):
  Adjusted EBITDA................................................         7.8%         8.1%         7.5%
Number of new stores (net).......................................           4            1            2

COMPARISON OF FISCAL 1998 WITH FISCAL 1997.

    Net sales for fiscal 1998 was $248.2 million as compared to $231.0 million for fiscal 1997, an increase of $17.2 million, or 7.4%. This increase, which includes a 5.5% increase in same-store sales, was primarily due to a 4.9% increase in sales of non-pharmacy products from $175.5 million for fiscal 1997 to $184.1 million for fiscal 1998 and a 15.4% increase in pharmacy sales from $55.6 million in fiscal 1997 to $64.1 million in fiscal 1997 to $48.6 million in fiscal 1998, including a 23.4% increase in pharmacy sales to Third Party Plans from $39.4 million in fiscal 1997 to $48.6 million in fiscal 1998. The Company attributes the increase in net sales of non-pharmacy products to the opening of two new stores locations and the acquisition of inventory and customer lists of two independent pharmacies during fiscal 1998 as compared to one new store opening in fiscal 1997, as well as increased customer traffic in the Company's stores associated with the increase in total pharmacy sales. The Company also closed one store during fiscal 1998 after closing no stores during fiscal 1997. The number of prescriptions filled (including prescriptions filled for Third Party Plans) was approximately 1,633,000 million for fiscal 1998 as compared to approximately 1,579,000 for fiscal 1997, an increase of approximately 54,000 prescriptions, or 3.4%. The number of prescriptions filled for Third Party Plan customers increased to approximately 1,240,000 prescriptions for fiscal 1998, as compared to 1,084,000 prescriptions for fiscal 1997, an increase of 14.4%, as compared to the 23.4% increase in pharmacy sales to Third Party Plans during the year. Pharmacy sales to non-Third Party Plan customers was $15.5 million in fiscal 1998 and $16.2 million in fiscal 1997, a decrease of $0.7 million, primarily as the result of increased participation of the Company's customers in Third Party Plans and by a decrease in the volume of pharmacy products sold to non-Third Party Plan customers as prescriptions filled for such customers decreased from approximately 475,000 in fiscal 1997 to approximately 399,000 in fiscal 1998.

    Gross profit was $74.6 million for fiscal 1998, as compared to $67.9 million for fiscal 1997, an increase of 9.9%. Gross profit as a percentage of net sales was 30.1% for fiscal 1998 as compared to 29.4% for fiscal 1997. This 0.7% increase was due primarily to the reduction in the Company's LIFO reserves and reduction in the Company's actual shrink incurred during the year, offset by a reduction in the Company's gross margin on pharmacy sales. Although management expects that Third Party Plan sales as a percentage of total sales will continue to increase, management believes that as this rate of increase slows, margins will stabilize, resulting in pharmacy gross profit growth more closely approximating pharmacy sales growth rates. Management believes that the rate of increase in Third Party Plan prescription sales as a percentage of total pharmacy sales will slow because the current growth rate, if continued, would quickly reach the point at which almost all members of the population who may be eligible for enrollment in Third Party Plans will be so covered, although management believes there will always be some pharmacy customers who do not enroll in Third Party Plans. Because of the lower margins on prescription sales to Third Party Plan participants, management believes that the increase in Third Party Plan prescription sales as a percentage of total pharmacy sales will negatively impact profit margin, although this may be partly or wholly offset by the increases in non-pharmacy sales. There can be no assurance, however, that the increase in Third Party Plan prescription sales as a percentage of total prescription sales will continue, or that any resulting decrease in overall margins will be offset.

    Gross profit on total pharmacy sales (including sales to Third Party Plans) was $13.2 million for fiscal 1998 as compared to $12.8 million for fiscal 1997, an increase of 3.1%, which was primarily the result of the increase in sales on a same store basis combined with the maturing of new stores opened in fiscal 1998 and fiscal 1997. Gross profit on sales to Third Party Plans was $7.4 million for fiscal 1998 as compared to $7.0 million for fiscal 1997, an increase of 5.7% which was primarily the result of the increase in the sales of prescriptions to third Party Plan customers as a percent of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $5.6 million for fiscal 1998 and was $5.8 million for fiscal 1997, a decrease of 3.4%, primarily as a result of the lower volume of sales to non-Third Party Plan customers partially offset by an increase in the gross margin on sales to non-Third Party Plan customers.

    Gross profit on non-pharmacy sales was $61.4 million for fiscal 1998, as compared to $55.1 million for fiscal 1997, an increase of 11.4%. Gross profit as a percentage of non-pharmacy sales was 33.4% for fiscal 1998 as compared to 31.4% for fiscal 1997, an increase of 2.0%. Gross profit on non-pharmacy sales increase primarily due to the reduction in the Company's LIFO reserves and reduction in actual shrink, offset by higher levels of sales in lower gross profit categories, including convenience foods.

    Selling, general and administrative expense as a percentage of net sales was
22.6 % for fiscal 1998, as compared to 22.0% in fiscal 1997, an increase of 0.6%. Excluding the one-time performance related bonuses paid to Mr. Marfino and Mr. Pluymers in the amount of $1.4 million in fiscal 1998 selling, general and administrative expense as a percentage of net sales was 22.0%, the same as fiscal 1997. This percentage remained stable with no significant fluctuations in any of the categories of selling, general and administrative expenses from fiscal 1997 to fiscal 1998.

    Interest expense was $6.7 million in fiscal 1998 as compared to $3.0 million in fiscal 1997, an increase of $3.7 million resulting from the higher level of outstanding debt incurred in connection with the issuance of the Senior Notes in October 1997.

    Depreciation and amortization expense for fiscal 1998 was $5.4 million as compared to $4.4 million for fiscal 1997, an increase of 22.7%. This increase was primarily due to the increased amortization of deferred financing costs. Amortization of deferred financing costs increased as a result of the $0.4 million one-time write-off of unamortized deferred financing cost under the old credit facility and as a result of higher amortization under the Senior Notes due to the higher amount of fees paid for the issuance of the Senior Notes. Depreciation expense was $2.1 million during fiscal 1998 as compared to $1.8 million during fiscal 1997, an increase of $0.3 million or 16.7%. This increase was the result of the opening of two new store locations during fiscal 1998.

    Net income for the Company for fiscal 1998 was $3.0 million as compared to $4.6 million for fiscal 1997, a decrease of $1.6 million or 34.8%, as a result of improved operating performance offset by higher levels of interest expense and depreciation and amortization expense. Net income for the Holding Company for fiscal 1998 was $1.9 million as compared to $3.8 for fiscal 1997, a decrease of 50.0%, principally as a result of the factor's described above.

COMPARISON OF FISCAL 1997 TO FISCAL 1996

    Net sales for fiscal 1997 were $231.0 million as compared to $215.7 million for fiscal 1996, an increase of $15.3 million or 7.1%. This increase was due primarily to a 4.8% increase in same-store sales, driven by a 16.3% increase in total pharmacy sales (including sales to Third Party Plans), from $47.8 million to $55.6 million, and a 34.5% increase in pharmacy sales to Third-Party Plans from $29.3 million to $39.4 million. The Company believes that the increase in pharmacy sales to Third Party Plans during this period was primarily driven by the increase in the volume of pharmacy products sold to Third Party Plan customers and pricing increases on such products. The number of prescriptions filled for Third Party Plan customers increased to approximately 1.1 million prescriptions for fiscal 1997, as compared to approximately 840,000 prescriptions in fiscal 1996, an increase of approximately 31.0%, as compared to the 34.5% increase in pharmacy sales to Third Party Plans over the same period. The Company believes that pricing increases on pharmacy products of between 4% and 6% annually have been common during the past several years and is the primary reason for the higher rate of increase in pharmacy sales to Third Party Plans as compared to the rate of increase in prescriptions filled for Third Party Plan customers. Gross profit on pharmacy sales to Third Party Plan customers increased from approximately $5.7 million in fiscal 1996 to approximately $7.0 million in fiscal 1997, primarily as a result of the increase in volume. Pharmacy sales to non-Third Party Plan customers decreased from $18.4 million in fiscal 1996 to $16.2 million in fiscal 1997, primarily as a result of the increased participation of the Company's customers in Third Party Plans and a decrease in the volume of pharmacy products sold to non-Third Party Plan customers as prescriptions filled for such customers decreased from approximately 560,000 in fiscal 1996 to approximately 472,000 in fiscal 1997. Gross profit on sales of pharmacy products to non-Third Party Plan customers decreased from approximately $6.0 million in fiscal 1996 to approximately $5.8 million in fiscal 1997, primarily as a result of the volume decrease described above.

    Gross profit was $67.9 million for fiscal 1997, as compared to $63.1 million for fiscal 1996, an increase of 7.6%. Gross profit as a percentage of net sales was 29.4% for fiscal 1997 as compared to 29.2% for fiscal 1996. This 0.2% increase was due primarily to the increase in the gross margin on general merchandise sales, particularly at Cost Cutters, and the increase in the amount of cash advances from certain of the Company's suppliers recognized during fiscal 1997. These cash advances ("Supplier Advances") are made by a supplier at the beginning of a supply contract and are recognized by the Company, on a pro rata basis, as a reduction of cost of goods sold over the term of the contract as the Company attains certain purchase levels of the supplier's products or satisfies other criteria provided in the agreement. The increase in gross margin on general merchandise sales and the recognition of Supplier Advances was partially offset by a decrease in the overall gross margin on pharmacy sales caused by an increase in Third-Party Plan prescription sales as a percentage of total pharmacy sales.

    Gross profit on total pharmacy sales (including sales to Third Party Plans) was approximately $12.8 million for fiscal 1997, as compared to $11.8 million for fiscal 1996, an increase of 8.5%. Gross profit on pharmacy sales to Third Party Plans was approximately $7.0 million for fiscal 1997, as compared to $5.7 million for fiscal 1996, an increase of 22.8%. The Company attributes the increases in gross profit on total pharmacy sales and pharmacy sales to Third Party Plans to the overall increases in the total volume of pharmacy sales and pharmacy sales to Third Party Plans.

    Net sales of non-pharmacy products were $175.5 million in fiscal 1997, as compared to $168.0 million in fiscal 1996, an increase of 4.5%. Gross profit on non-pharmacy sales was $55.1 million for fiscal 1997, as compared to $51.3 million for fiscal 1996, an increase of 7.4%. The Company attributes these increases in net sales of non-pharmacy products and gross profit on non-pharmacy sales to increased customer traffic in the Company's stores associated with an increase in total pharmacy sales, as well as the implementation of the Company's merchandising and purchasing strategies.

    Selling, general and administrative expense as a percentage of net sales was 22.0% in each of fiscal 1996 and fiscal 1997. This percentage remained stable as an increase in advertising expenses as a percentage of sales from 0.8% in fiscal 1996 to 1.1% in fiscal 1997, which resulted from an upgrade by the Company of the quality of its direct mail circulars in order to increase sales and a lower amount of co-op advertising rebates from its suppliers during fiscal 1997, was offset by increased sales volume.

    Net income for the Company for fiscal 1997 was $4.6 million as compared to $3.7 million for fiscal 1996, an increase of 24.3%, as a result of the factors described above. Net income for the Holding Company for fiscal 1997 was $3.8 million as compared to $2.6 million for fiscal 1996, an increase of 46.2%, principally as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL

    THE COMPANY

    During fiscal 1998, cash provided by operations was $10.3 million as compared to cash provided by operations of $9.4 million for fiscal 1997. This increase is the result of the factoring of the Company's Third Party Plan prescription receivables during fiscal 1998, the lower level of income tax payments during the fiscal 1998 as a result of the lower net income before taxes which results from the higher level of interest expense on the Senior Notes, and by a reduction of inventory at the Company's warehouse and in the stores. Cash used in investing activities was $3.6 million during fiscal 1998 as compared to $1.3 million during fiscal 1997, an increase of $2.3 million. This increase is the result of the opening of two new stores, the purchase of certain assets of two independent pharmacies, and to costs related to the implementation of the JDA processing system during fiscal 1998 as compared to opening of only one new store during fiscal 1997. Cash provided by financing activities was $2.2 million for fiscal 1998 as compared to a use of cash of $9.9 million during fiscal 1997. The cash provided during fiscal 1998 was the result of the net proceeds from the issuance of the Senior Notes while the use of cash in fiscal 1997 was the result of regularly scheduled and additional principal payments made under the Company's previous credit facility.

    During fiscal 1997, cash provided from operations was $9.4 million, as compared to $10.5 million for fiscal 1996. This decrease of $1.1 million was primarily the result of an increase in deferred tax liability and income taxes payable resulting from larger estimated tax payments during fiscal 1997, which was partially offset by higher net income. Cash used in investing activities was $1.3 million for fiscal 1997, as compared to $2.9 million for fiscal 1996. This $1.6 million decrease was due to decreased capital expenditures in the subsequent period as a result of a decrease in store openings. Cash used in financing activities was $9.9 million for fiscal 1997, as compared to $5.8 million for fiscal 1996. This $4.1 million increase was due to increased principal payments made on the Company's previous credit facility.

    Historically, cash flows from operations, augmented when necessary by borrowings under the Company's commercial loan facilities, have been sufficient to fund working capital needs, investing activities (consisting primarily of capital expenditures) and financing activities (normal debt service consisting of interest payments and repayments of term and revolving loans outstanding). Working capital was $22.0 million, $9.8 million, $11.2 million and $10.6 million on July 25, 1998, July 26, 1997, July 28, 1996 and July 30, 1995, respectively.

    In the last few years, the Company's capital requirements primarily resulted from opening and stocking new stores, remodeling and refurbishing existing stores and continuing development of new management information systems. The Company has opened 15 new stores since 1990. The Company estimates that the average initial new store investment is between $0.3 million and $0.6 million, not including inventory costs which may range from $0.4 million to $0.5 million. Such costs may be slightly higher in the event that the Company elects to purchase prescription customer files from existing drugstores in the area in which such stores are opened. Depending on the availability of suitable locations, the Company intends to open an average of three to four new Drug Fair stores annually over the next several years, and may open additional Drug Fair storefronts at Cost Cutters locations. In the event that the Company is successful in opening four new stores in each of the next several years, the Company could incur opening expenses of between approximately $2.8 million and approximately $4.4 million (including inventory costs). Since fiscal 1993, new Drug Fair stores have not been profitable on an operating basis (that is, prior to the allocation of corporate overhead) until 32 months after opening, on average.

    Of the Company's 47 stores, 23 have been opened since 1989 and all of the remaining 24 stores have been refurbished since 1991. The total cost of this refurbishment program was approximately $3.0 million or approximately $125,000 per store. The Company anticipates that over the next few years it will remodel and refurbish approximately four stores per year at a cost of approximately $0.4 million per year. The Company also spends approximately $0.5 million annually to update its POS network and other management information systems and, as part of this effort, the Company completed the installation of the remaining modules of a comprehensive processing system from JDA Software, Inc. in late September 1998.

    The Company paid one-time performance-related bonuses to Mr. Frank Marfino, its President and Chief Executive Officer, and Mr. Todd Pluymers, its Chief Financial Officer in the aggregate amount of approximately $1.4 million, in February and July 1998.

    On May 21, 1998, the Company entered into a lease for new warehouse and office facilities in Somerset, New Jersey. This lease, which expires on March 21, 2004, provides for the lease of approximately 201,000 square feet of warehouse and office space. The Company occupied this new facility in September 1998 and is vacating its existing corporate offices and two warehouse facilities. The Company's monthly payments under the lease for the new facility are approximately $67,000, and will result in increased net annual facility expenditures of approximately $450,000. The Company's two existing warehouse leases (one of which includes the Company's former corporate headquarters), provide for the payment of approximately $30,000 per month in rent in the aggregate. The Company's remaining obligations under these existing leases will total approximately $150,000 for fiscal 1999.

    In November 1997, the Company entered into a Receivables Purchase Agreement with The Pharmacy Fund, Inc. (the "Pharmacy Fund") pursuant to which the Company agreed to factor all of its Third Party Plan prescription receivables. Under the terms of this agreement, the Company accelerated its collection of these receivables by selling them to the Pharmacy Fund two days after they were created, rather than waiting to collect them in the ordinary course.

    Subsequent to the end of fiscal 1998, on September 9, 1998, the Pharmacy Fund filed for bankruptcy protection under Chapter 11 of the Federal bankruptcy code. In connection therewith, the Company has an exposure in the amount of approximately $444,000 of Third Party Plan prescription receivables that were purchased by the Pharmacy Fund but not paid for. On September 15, 1998, the Company entered into a court approved Settlement Agreement with the Pharmacy Fund pursuant to which the Third Party Plan payors whose receivables were assigned by the Company to the Pharmacy Fund are instructed to remit all funds related to these receivables directly to the Company and not to the Pharmacy Fund. As a result, the Company expects that it will collect a majority, if not all, of these uncollected Third Party Plan receivables. In the event the Company is unable to collect any of these Third Party Plan receivables, the Company will be required to incur a write-off of the uncollected amount in its fiscal 1999 operating results. In addition, the Company incurred a short-term negative cash flow due to the delay in collecting the Third

Party Plan receivables from two days under the Agreement with the Pharmacy Fund. to the normal payment cycle with the Third Party Payors of approximately 30 days. The Pharmacy Fund is no longer purchasing receivables from the Company.

    The Company has no current long-term debt outstanding other than the Senior Notes. On October 6, 1998, the Company repurchased an aggregate of $5.0 million principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On October 13, 1998, the Company repurchased an additional $1.0 million principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. As of October 15, 1998, $74.0 million aggregate principal amount of Senior Notes remained outstanding. The Company's interest obligations under the Senior Notes will aggregate $7.7 million in fiscal 1999 and $7.6 million in each fiscal year thereafter until maturity of the Senior Notes. The repurchases described above were made pursuant to a resolution adopted by the Board of Directors of the Company on September 16, 1998 that authorized the repurchase of up to $6.0 million aggregate principal amount of Senior Notes. The Company may repurchase additional Senior Notes from time to time as authorized by its Board of Directors.

    After the issuance of the Senior Notes on October 25, 1997, the Company's total debt increased from approximately $29.5 million to approximately $80.2 million, resulting in a corresponding increase in the Company's interest expense obligations. Because $45.0 million of the proceeds of the sale of the Senior Notes was paid to the Holding Company on October 16, 1997 in the form of a dividend (the "Holding Company Dividend"), and most of the rest of the proceeds from such sale were used to repay the amount outstanding under the Company's previous revolving credit facility ($29.3 million), and pay transaction fees and expenses ($3.8 million), only $1.9 million of the proceeds are available to pay interest on the Senior Notes and the Company's other indebtedness or for other corporate purposes. Accordingly, the Company expects to use cash from operations and borrowings under its credit facility to meet most of its cash requirements. Prior to the payment of the Holding Company Dividend on October 16, 1997, the Company had paid no dividends on its capital stock although the Predecessor Company, which was treated as a Subchapter S corporation for federal and state income tax purposes, made payments to its shareholders from time to time to cover tax liabilities. The Holding Company has paid no dividends other than the Dividend since its organization.

    The Company believes that, based on anticipated levels of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes, when due and to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of fiscal 1999. The Company's ability to make scheduled payments of principal or interest on, or to refinance, its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. Although the Company's cash flow and borrowings under its credit facility are intended to cover the Company's debt service obligations and working capital requirements over the near term, the Company's current credit facility does not mature until October 2002, and the Senior Notes do not mature until October 2004. Accordingly, the Company's principal financing expenses over the near term are expected to relate to the payment of interest on such indebtedness. The Company expects that substantially all of its borrowings under its current credit facility will bear interest at floating rates; therefore, the Company's financial condition will be affected by any changes in prevailing interest rates. Because (i) the Company has not guaranteed the obligations of the Holding Company under its outstanding Subordinated Notes, (ii) no interest is payable on the Subordinated Notes until their maturity, and (iii) the maturity date of the Subordinated Notes is subsequent to the maturity date of the Senior Notes, the Company does not believe that its liquidity will be materially affected by the Holding Company's obligations under the Subordinated Notes, during the term of the Senior Notes.

    The Company entered into its current $20.0 million credit facility simultaneously with the consummation of the sale of the Existing Notes. As of July 25, 1998, the Company had no outstanding borrowings under the credit facility. In addition, the Company believes that as of July 25, 1998, the Company's borrowing base (as defined under the credit facility) was sufficient to support borrowings of up to $18.5 million under such facility. The credit facility will be used primarily for working capital purposes.

THE HOLDING COMPANY

    Although the Holding Company does not conduct operations separate from the Company, the Holding Company has issued $13.25 million (not including accrued interest) in Senior Subordinated Notes due 2005 (the "Subordinated Notes"). Interest on these Subordinated Notes is not currently payable, but accrues at a rate of 10% per annum. In addition, the Holding Company has issued a Guarantee of the Senior Notes. Because the Holding Company does not conduct operations separate from the Company, it is dependent entirely on cash flow generated, and borrowings made, by the Company. Furthermore, the Holding Company has nominal, if any, liquid assets. The Company's ability to make distributions of funds to the Holding Company is limited by the terms of the Indenture governing the Senior Notes (the "Indenture") and the Company's credit facility. Under the terms of the Indenture, any payments by the Company to the Holding Company (other than payments specifically made to satisfy tax obligations of the Holding Company, payments made to satisfy the Holding Company's obligations under the management fee agreements currently in place with BancBoston and Harvest, payments of up to $250,000 per year to provide for the operating expenses of the Holding Company and certain payments not to exceed $500,000 in any fiscal year for the repurchase of equity from departing or deceased directors, officers or employees), must satisfy the conditions set forth in the covenant in the Indenture titled "Limitation on Restricted Payments", including conditions that the Company be able to incur at least $1.00 of additional indebtedness under the debt incurrence ratio described in the Indenture and that the aggregate amount of all such restricted payments not exceed an amount equal to 50% of the aggregate Consolidated Net Income (as defined) of the Company after the issue date of the Senior Notes (minus 100% of any loss for such period). Under the terms of the Company's credit facility, the Company is prohibited from paying dividends to the Holding Company in excess of (i) paymets to the Holding Company in an amount, not to exceed $250,000 in the aggregate per fiscal year, sufficient to pay reasonable and necessary operating expenses and other general corporate expenses, and (ii) cash dividends to the Holding Company to the extent necessary to permit the Holding Company to repurchase equity securities of the Holding Company held by departing or deceased directors, officers or employees of the Holding Company or the Company, subject to a maximum on such repurchases of $500,000 in the aggregate in any fiscal year and a maximum of $2,000,000 in the aggregate during the period from the date of the credit facility through October 16, 2002.

    The only financial results reported by the Company or the Holding Company that have included periods after the original issue date of the Senior Notes (the results for the three months ended each of October 25, 1997, January 31, 1998 and April 25, 1998) have included net losses for both the Company and the Holding Company for each of such fiscal periods. The Holding Company believes that, based on anticipated levels of operations of the Company, distributions from the Company will be sufficient to permit the Holding Company to meet its obligations under the Subordinated Notes and its Guarantee of the Senior Notes when and if they become due. Because the Company will be restricted in making distributions to the Holding Company in the event that it is unable to fulfill its obligations under the Senior Notes, in the event of such a default it is unlikely that the Holding Company will be able to fulfill its obligations under its Guarantee of the Senior Notes. The Holding Company's ability to make scheduled payments of principal and interest on, or to refinance the Subordinated Notes, will depend on the future operating performance and cash flow of the Company, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond the control of the Company and the Holding Company.

SEASONALITY

    The business of the Company is seasonal in nature. Historically, the Company's revenues and income are highest during its second and fourth fiscal quarters, with the second quarter being the highest due to the holiday season.

INFLATION

    The Company believes that inflation has not had a material impact on results of operations for the Company during the three year period ended July 25, 1998.

YEAR 2000

    Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. As a result of the implementation of the Company's new JDA processing system and utilization of various other packaged software solutions, the Company believes that the majority of the Company's computer software applications and systems will not be affected by the year 2000 dating problems as many of the proprietary legacy systems have been replaced by this system. Although the implementation of the JDA processing system was made in anticipation of continued growth, it is also intended to have the effect of resolving a majority of the Company's year 2000 dating problems. The cost incurred for the implementation of the JDA processing system was approximately $1.2 million, which was paid for out of the Company's operating cash flows during fiscal 1997 and fiscal 1998. The Company estimates that approximately $0.7 million of additional costs will be incurred during fiscal 1999 in order to resolve additional year 2000 dating problems and that these funds will be paid for out of the Company's operating cash flows as part of its capital expenditures budget. These fiscal 1999 expenditures will be for the following: $0.2 million for the upgrade to the most recent version of the Lawson financial systems, including general ledger, cost allocations, budgeting, payroll and human resources; $0.2 million for implementation of a year 2000 compliant space management package for the Company's warehouse, receiving and distribution; $0.2 million for the purchase of new point-of-sale and pharmacy system hardware for the stores as well as for personal computer hardware upgrades at the corporate office; and $0.1 million for the cost to modify current point-of-sale and various legacy computer systems at the corporate office. The Company does not anticipate having to defer any other information technology projects in order to achieve timely resolution of the year 2000 dating problem. In the event the Company is unable to achieve complete year 2000 dating problem resolution on a timely basis, management anticipates that the disruption to the Company's business will be minimal. However, the Company may be adversely affected if various suppliers do not achieve complete resolution of the year 2000 dating problem. These adverse affects may include, but are not limited to: not being able to maintain in-stock inventory positions in the Company's warehouse and stores, resulting in lost revenue; not being able to process electronically verified sales (i.e., credit card, debit card, and Third Party Plan sales) at the pharmacy and front-end, resulting in lost revenue; and the disruption of management reporting, resulting in disruption to the Company's cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          COMMUNITY DISTRIBUTORS, INC.

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------

Report of independent accountants.........................................................................         28

Balance sheets at July 26, 1997, and July 25, 1998........................................................         29

Statements of income for the years ended July 28, 1996, July 26, 1997 and July 25, 1998...................         30

Statements of cash flows for the years ended July 28, 1996, July 26, 1997, and July 25, 1998..............         31

Statements of stockholder's equity (deficit) for the years ended July 28, 1996, July 26, 1997, and July
  25, 1998................................................................................................         32

Notes to financial statements.............................................................................      33-41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of Community Distributors, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and stockholder's equity (deficit) present fairly, in all material respects, the financial position of Community Distributors, Inc. at July 25, 1998 and July 26, 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 25, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Florham Park, New Jersey
September 28, 1998

                          COMMUNITY DISTRIBUTORS, INC.

                                 BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                                            AT
                                                                                             AT          JULY 25,
                                                                                        JULY 26, 1997      1998
                                                                                        -------------  ------------
                                                      ASSETS:
Current Assets:
  Cash and cash equivalents...........................................................    $   1,870     $   10,770
  Accounts receivable.................................................................        2,614          1,079
  Inventories.........................................................................       30,233         29,246
  Prepaid expenses and other current assets...........................................        1,085          1,013
                                                                                        -------------  ------------
      Total current assets............................................................       35,802         42,108

Property and Equipment:
  Leasehold improvements..............................................................        5,217          6,177
  Furniture, fixtures and equipment...................................................        7,195          9,628
  Automobiles and trucks..............................................................          551            739
                                                                                        -------------  ------------
                                                                                             12,963         16,544

Less: Accumulated depreciation and amortization.......................................       (4,314)        (6,464)
                                                                                        -------------  ------------
Property and equipment, net...........................................................        8,649         10,080

Beneficial leaseholds, net............................................................        2,127          1,551
Other assets..........................................................................           91            567
Deferred financing costs, net.........................................................          356          3,426
Deferred tax assets...................................................................          712            746
Goodwill, net.........................................................................       33,519         31,603
                                                                                        -------------  ------------
      Total assets....................................................................    $  81,256     $   90,081
                                                                                        -------------  ------------
                                                                                        -------------  ------------

                                                   LIABILITIES:
Current Liabilities:
  Current portion of long-term debt...................................................    $   4,750     $   --
  Accounts payable....................................................................       14,796         11,035
  Accrued liabilities.................................................................        3,587          6,120
  Deferred tax liabilities............................................................          391          2,117
  Current portion of supplier advances................................................        1,900          1,068
  Income taxes payable................................................................          503         --
                                                                                        -------------  ------------
      Total current liabilities.......................................................       25,927         20,340
Long-term debt........................................................................       24,519         80,000
Supplier advances, net of current portion.............................................        1,353            629
Other liabilities.....................................................................        1,402          2,118
Due to parent.........................................................................          720          1,380
                                                                                        -------------  ------------
      Total liabilities...............................................................       53,921        104,467
                                                                                        -------------  ------------
Commitments and contingencies

                                          STOCKHOLDER'S EQUITY (DEFICIT):
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding.........       --             --
Additional paid-in capital............................................................       18,000         --
Retained earnings.....................................................................        9,335          3,156
Distribution in excess of capital.....................................................       --            (17,542)
                                                                                        -------------  ------------
      Total stockholder's equity (deficit)............................................       27,335        (14,386)
                                                                                        -------------  ------------
      Total liabilities and stockholder's equity......................................    $  81,256     $   90,081
                                                                                        -------------  ------------
                                                                                        -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                              STATEMENTS OF INCOME

                             (DOLLARS IN THOUSANDS)

                                                                           FOR THE       FOR THE       FOR THE
                                                                          YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                           JULY 28,      JULY 28,      JULY 25,
                                                                             1996          1997          1998
                                                                         ------------  ------------  ------------
Net sales..............................................................   $  215,731    $  231,033    $  248,242
Cost of sales..........................................................      152,645       163,157       173,648
                                                                         ------------  ------------  ------------
      Gross profit.....................................................       63,086        67,876        74,594
Selling, general and administrative expenses...........................       47,487        50,831        56,074
Administrative fees....................................................          250           250           250
Depreciation and amortization..........................................        4,341         4,399         5,386
Other income, net......................................................          353           401           579
                                                                         ------------  ------------  ------------
      Operating income.................................................       11,361        12,797        13,463
Interest expense, net..................................................        3,998         3,018         6,748
                                                                         ------------  ------------  ------------
      Income before income taxes.......................................        7,363         9,779         6,715
Provision for income taxes.............................................        3,659         5,216         3,678
                                                                         ------------  ------------  ------------
      Net income.......................................................   $    3,704    $    4,563    $    3,037
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                           FOR THE       FOR THE       FOR THE
                                                                          YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                           JULY 28,      JULY 26,      JULY 25,
                                                                             1996          1997          1998
                                                                         ------------  ------------  ------------
Cash flows from operating activities:
  Net income...........................................................   $    3,704    $    4,563    $    3,037
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization......................................        4,233         4,443         4,586
    Amortization of deferred financing costs...........................          108           108           800
    Deferred rent liabilities..........................................          552           414           523
    LIFO provision.....................................................          659         1,086          (806)
    Gain on sale of property and equipment.............................       --                 7        --
    Changes in operating assets and liabilities:
      Accounts receivable..............................................         (865)          656         1,535
      Inventories......................................................       (1,792)       (3,123)        1,793
      Prepaid expenses and other current assets........................        1,002          (345)           72
      Other assets.....................................................       --               (28)         (476)
      Deferred tax assets..............................................          134           392           (34)
      Due to parent....................................................           34           686           549
      Deferred tax liabilities.........................................         (134)       (1,355)        1,726
      Accounts payable and accrued liabilities.........................           56         3,122        (1,228)
      Income taxes payable.............................................        3,740        (1,108)         (503)
      Supplier advances................................................         (915)          (52)       (1,556)
      Other liabilities................................................            1           (48)          193
                                                                         ------------  ------------  ------------
    Net cash provided by operating activities..........................       10,517         9,418        10,211
Cash flows used in investing activities:
  Capital expenditures.................................................       (2,887)       (1,287)       (3,525)
  Proceeds from sale of fixed assets...................................           20            12        --
                                                                         ------------  ------------  ------------
    Net cash used in investing activities..............................       (2,867)       (1,275)       (3,525)
Cash flows (used in) provided by financing activities:
  Proceeds from issuance of Senior Notes...............................       --            --            80,000
  Distribution to parent...............................................       --            --           (45,000)
  Debt issuance costs paid.............................................       --            --            (3,870)
  Proceeds from revolver borrowings....................................        4,700         7,550           900
  Payments made on revolver borrowings.................................       (4,700)       (7,550)         (900)
  Payments made on long-term debt......................................       (5,835)       (9,896)      (29,269)
  Capital received from parent.........................................       --            --               353
                                                                         ------------  ------------  ------------
    Net cash (used in) provided by financing activities................       (5,835)       (9,896)        2,214
                                                                         ------------  ------------  ------------
    Net increase (decrease) in cash and cash equivalents...............        1,815        (1,753)        8,900
Cash and cash equivalents beginning of period..........................        1,808         3,623         1,870
                                                                         ------------  ------------  ------------
Cash and cash equivalents end of period................................   $    3,623    $    1,870    $   10,770
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
Supplemental disclosures of cash information:
  Cash paid during the period:
    Income taxes.......................................................   $    2,255    $    6,606    $    2,047
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
    Interest...........................................................   $    4,088    $    3,160    $    4,875
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                                                                                           TOTAL
                                                                                          DISTRIBUTION STOCKHOLDERS'
                                                                    PAID-IN    RETAINED    IN EXCESS       EQUITY
                                            SHARES      AMOUNT      CAPITAL    EARNINGS   OF CAPITAL     (DEFICIT)
                                           ---------  -----------  ---------  ----------  -----------  --------------
Balance, July 30, 1995...................      1,000   $  --       $  18,000  $    1,068      --         $   19,068
Net income...............................     --          --          --           3,704      --              3,704
                                           ---------       -----   ---------  ----------  -----------  --------------
Balance, July 28, 1996...................      1,000      --          18,000       4,772      --             22,772
Net income...............................     --          --          --           4,563      --              4,563
                                           ---------       -----   ---------  ----------  -----------  --------------
Balance, July 26, 1997...................      1,000      --          18,000       9,335      --             27,335
Net loss for three months ended October
  25, 1997...............................     --          --          --            (119)     --             --
Capital contribution from parent.........     --          --             242      --          --                242
Distribution to parent...................     --          --         (18,242)     (9,216)    (17,542)       (45,000)
Net income for the nine month period from
  October 26, 1997 to July 25, 1998......     --          --          --           3,156      --              3,156
                                           ---------       -----   ---------  ----------  -----------  --------------
Balance, July 25, 1998...................      1,000   $  --       $  --      $    3,156     (17,542)    $  (14,386)
                                           ---------       -----   ---------  ----------  -----------  --------------
                                           ---------       -----   ---------  ----------  -----------  --------------

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION:

    ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

    Community Distributors Inc. (the "Company") owns and operates in the State of New Jersey a chain of drug stores under the name "Drug Fair" and a chain of general merchandise stores under the name "Cost Cutters". Community Distributors, Inc. is a wholly-owned subsidiary of CDI Group, Inc. (the "Parent") and under the principles of consolidation would be considered part of the consolidated results of the Parent. These separate Company financial statements and notes to financial statements solely represent the financial position and results of operations of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ACCOUNTING YEAR

    The Company maintained its accounts on a 52-53 week fiscal year ending with the last Sunday in July through fiscal year 1996 and the last Saturday in July for fiscal 1997 and for fiscal 1998. The years ended July 28, 1996, July 26, 1997 and July 25, 1998 each contained 52 weeks, respectively.

    REVENUE RECOGNITION

    Sales are net of returns and exclude sales tax. Revenues include sales from all stores operating during the period.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are considered by the Company to be financial instruments with maturities, when purchased, of three months or less, and are presented at cost which approximates fair value.

    INVENTORIES

    Inventories are stated at the lower of cost, using the dollar-value, double extension last-in, first-out method (LIFO), or market. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $2,382 and $1,577 higher than reported at July 26, 1997 and July 25, 1998, respectively. The reduction of the LIFO reserve during the year ended July 25, 1998 resulted in an increase to gross profit of $806. Management believes that inventories accounted for on a FIFO basis approximates current replacement costs. Inventories are reflected net of reserves for excess/obsolete/ damaged inventories in the amounts of $113 and $51 at July 26, 1997 and July 25, 1998, respectively.

    PROPERTY AND EQUIPMENT

    Property and equipment, including computer software costs, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the expected useful life of the improvement or the life of the lease, whichever is shorter. Depreciation expense recorded for the fiscal years ended July 28, 1996, July 26, 1997 and July 25, 1998 was $1,743, $1,952 and $2,094, respectively. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    BENEFICIAL LEASEHOLDS

    Beneficial lease rights have been recorded on purchased leases based on differences between contractual rents under the respective lease agreements and prevailing market rents at the date of the acquisition of the Company. Beneficial lease rights are amortized over the lease terms using the straight-line method. Accumulated amortization at July 26, 1997 and July 25, 1998 was $1,441 and $2,017, respectively.

    GOODWILL

    Goodwill, which represents the excess of the Parent's purchase price of acquired assets over the fair market value of net assets of the Company acquired on January 30, 1995, is being amortized using the straight-line method over twenty years. The Company evaluates the recoverability of goodwill on an annual basis, or earlier, if circumstances indicate that such an evaluation is necessary. The Company's assessment of recoverability considers current and future profitability, estimated undiscounted future cash flows from operations, and any other events or changes in circumstances which indicate that the carrying amount of goodwill may not be recoverable. In the event an impairment of goodwill, or related asset, is indicated to have occurred, the Company's policy is to allocate goodwill to long lived assets on a pro rata basis using the relative fair value of those assets at the date the goodwill arose for purposes of determining the recoverability of long-lived assets. The Company has incurred no impairment of goodwill, or related assets, since its inception. Accumulated amortization as of July 26, 1997 and July 25, 1998 was $4,793 and $6,709, respectively.

    DEFERRED FINANCING COSTS

    Deferred financing costs are amortized over the term of the respective borrowings, which is approximately 7 years.

    SUPPLIER ADVANCES

    Included in the accompanying consolidated balance sheets are $3,253 and $1,697 of advances received related to various inventory supply agreements at July 26, 1997 and July 25, 1998, respectively. Such amounts are being recorded as a reduction of cost of sales as the Company's supply agreement obligations are fulfilled, generally ranging from three to five years from the point that the supplier advance is received. The Company's obligations under the supply agreements are fulfilled through the passage of time for those supply agreements that are for a specific period of time and by the purchasing of inventory for those supply agreements that stipulate the purchasing of a specific amount of inventory. The Company is currently committed to approximately $17,384 of additional purchases under the inventory supply agreements at July 25, 1998. In the event the Company does not fulfill its obligations under the inventory supply agreements, a pro rata portion of the advance will be required to be repaid, approximating the amounts presented in the financial statements as Supplier Advances at July 26, 1997. The amount presented as the current portion of the supplier advances is estimated by the Company as the amount related to the passage of time and the estimated inventory purchases to be made during the twelve months following July 25, 1998, as applicable to the specific inventory supply agreements.

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    PREOPENING AND ADVERTISING COSTS

    Costs associated with new stores prior to opening and advertising costs are expensed as incurred. Advertising expense of $1,638, $1,941 and $1,703 for the years ended July 28, 1996, July 26, 1997 and July 25, 1998, respectively is net of co-op advertising rebates received from vendors in the amount of $4,153, $3,523 and $4,430 for the years ended July 28, 1996, July 26, 1997 and July 25, 1998, respectively.

    INTEREST EXPENSE (NET)

    Interest expense for the fiscal years ended July 28, 1996, July 26, 1997 and July 25, 1998 which has been recorded net of interest income was:

                                                     FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                         ENDED          ENDED          ENDED
                                                     JULY 28, 1996  JULY 26, 1997  JULY 25, 1998
                                                     -------------  -------------  -------------
Interest expense...................................    $   4,061      $   3,160      $   7,007
Interest income....................................          (63)          (142)          (259)
                                                          ------         ------         ------
Interest expense (net).............................    $   3,998      $   3,018      $   6,748
                                                          ------         ------         ------
                                                          ------         ------         ------

    INCOME TAXES

    Deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. Such amounts are primarily held in a single major commercial bank. The Company holds no collateral for these financial instruments, and such amounts may, at times, exceed insurable limits.

    All of the Company's stores are located in northern and central New Jersey. As a result, the Company is sensitive to economic, competitive, and regulatory conditions in that region. The success of the Company's future operations will be substantially affected by its ability to compete effectively in New Jersey, and no prediction can be made as to economic conditions in that region.

    The Company is party to a supply agreement with Cardinal Health, Inc. ("Cardinal") pursuant to which the Company is required to purchase at least 90% of its pharmacy products from such supplier. The Company believes that its pharmacy products are readily available from numerous other wholesale suppliers, and could be obtained on substantially similar terms in the event that Cardinal were unable to supply pharmacy products.

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying amount of cash and cash equivalents, accounts receivable and accounts payable, as reflected in the accompanying balance sheets approximate their fair value because their maturities are generally less than one year in duration. The Company estimates that the carrying amount of its long-term fixed rate debt and amounts reflected as long-term liabilities approximate their fair value. Management is not aware of any factors that would significantly affect the value of these amounts.

    USE OF ESTIMATES

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

    ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    The Company has adopted Statement of Financial Accounting Standards No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS No. 121"). SFAS No. 121 prescribes the accounting for the impairment of long-lived assets, such as property, plant and equipment and intangible assets, as well as the accounting for long-lived assets that are held for disposal. The statement requires that such assets be reviewed when events or circumstances indicate that an impairment might exist. The Company has concluded that no impairment of long-lived assets existed at July 26, 1997 and July 25, 1998.

    STOCK OPTIONS

    The Company has adopted Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION" ("SFAS No. 123"). SFAS No. 123 prescribes the accounting for stock options and requires that options be valued at their fair market value, as defined in the statement, on the date of grant. SFAS No. 123 allows companies to either fully adopt its requirements or to elect to only disclose the impact that the requirements would have. The Company has adopted SFAS No. 123 for disclosure purposes only and will account for stock options, in the event issued, under APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES."

    ADOPTION OF ACCOUNTING PRONOUNCEMENTS

    In fiscal 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME" ("SFAS 130"). SFAS 130 is effective for all fiscal years beginning after December 15, 1997 (July 26, 1998 for the Company). SFAS 130 will require the Company to report and display comprehensive income. The Company has determined that SFAS 130 will not have a significant effect on its disclosures.

    In fiscal 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS 131"). SFAS 131 is effective for all fiscal years beginning after December 15, 1997 (July 26, 1998 for the Company). SFAS 131 established standards

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) for the ways public companies report information about operating segments in both interim and annual financial statements, including related disclosures about products and services, geographic areas, and major customers. The Company has not determined what, if any, impact SFAS 131 will have on the reported operating segments and the related disclosures during fiscal 1999.

    In fiscal 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (August 1, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that, due to the limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

3. LONG-TERM DEBT:

    Long-term debt consists of the following:

                                                                                             AT            AT
                                                                                          JULY 26,      JULY 25,
                                                                                            1997          1998
                                                                                        ------------  ------------
Senior Notes-due October 15, 2004 interest at 10 1/4% payable semi-annually on April
  15 and October 15...................................................................   $   --        $   80,000
Term loan A--due last business day in January, 2000 principal and interest payable in
  quarterly installments..............................................................       11,003        --
Term loan B--due last business day in October, 2001, principal and interest payable in
  quarterly installments..............................................................       18,266        --
                                                                                        ------------  ------------
                                                                                             29,269        80,000
        Less, current portion due within one year.....................................        4,750        --
                                                                                        ------------  ------------
Long-term portion.....................................................................   $   24,519    $   80,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    On October 16, 1997, the Company issued $80,000 of 10 1/4% senior notes due in 2004 which are guaranteed by the Parent. The net proceeds of such issuance was $76,130. The Company used $29,269 of such net proceeds to refinance substantially all of its then existing indebtedness and $45,000 of the net proceeds was used to pay a dividend to the Parent which then paid a dividend of the same amount to the stockholders of the Parent. The terms of the senior notes include certain restrictive covenants regarding the payment of dividends, the incurrence of debt, the use of proceeds resulting from disposition of assets and certain other defined activities. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all such outstanding notes.

    On October 16, 1997, the Company also replaced its then existing credit facility ("Old Credit Facility") with a $20,000 five year revolving credit facility concurrent with the issuance of the $80,000 of senior notes. This facility bears interest at either prime rate or London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the $20,000 five year revolving credit facility is a $5,000 letter of credit facility. The new facility contains certain financial and operating covenants, including a minimum fixed

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

3. LONG-TERM DEBT: (CONTINUED)
charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances. The Company must pay a commitment fee of 1/4 of 1.00% per annum on the daily average unutilized revolving credit facility commitment. For the year ended July 25, 1998, the Company incurred approximately $47 of commitment fees and letter of credit fees under this facility.

    At July 26, 1997, the Company's Term A and Term B loans had interest rates of 7.69% and 8.65%, respectively.

    On February 16, 1995, the Company entered into an interest rate cap agreement with a bank. This agreement related to a $22,500 notional amount of debt and provided for payments to be received by the Company based exclusively on the three month LIBOR rate with a cap of 9%. The purchase price of the cap had been capitalized and is amortized over the term of the Old Credit Agreement. The cap was purchased for approximately $50 and expired February 16, 1997.

4. COMMITMENTS:

    LEASES

    The Company conducts all of its warehousing and retailing operations from leased facilities. Annual store rent is composed of a fixed minimum amount, and for certain stores, contingent rent which is based upon a percentage of sales exceeding a stipulated amount. These leases, which may be renewed for periods ranging from five to thirty years, generally provide that the Company pay insurance, maintenance costs and property taxes. These additional charges are subject to escalation for increases in the related costs. Minimum rental commitments under long-term noncancelable operating leases are as follows at July 25, 1998:

FISCAL YEAR
ENDING JULY
----------------------------------------------------------------------------------
1999..............................................................................   $   9,852
2000..............................................................................       9,570
2001..............................................................................       8,168
2002..............................................................................       7,709
2003..............................................................................       7,392
Thereafter........................................................................      54,557
                                                                                    -----------
                                                                                     $  97,248
                                                                                    -----------
                                                                                    -----------

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

4. COMMITMENTS: (CONTINUED)
    Annual rent expense is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. For the year ended July 28, 1996, July 26, 1997, and July 25, 1998, respectively, total rent expense included:

                                                        FOR THE        FOR THE        FOR THE
                                                      YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                     JULY 28, 1996  JULY 26, 1997  JULY 25, 1998
                                                     -------------  -------------  -------------
Fixed minimum rent.................................    $   7,696      $   8,261      $   9,045
Contingent rent....................................          178            180            219
                                                          ------         ------         ------
Rent expense.......................................    $   7,874      $   8,441      $   9,264
                                                          ------         ------         ------
                                                          ------         ------         ------

    The Company recognizes rental expense from leases with scheduled rent increases on the straight-line basis. During the years ended July 28, 1996, July 26, 1997, July 25, 1998, the Company recognized rent expense in excess of amounts paid of approximately $552, $414, and $523, respectively.

    LETTERS OF CREDIT

    Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregate approximately $1,135 and $1,666 at July 26, 1997 and July 25, 1998.

5. INCOME TAXES:

    The provision for income taxes for the years ended July 28, 1996, July 26, 1997 and July 25, 1998, respectively, consist of the following:

                                                                    FOR THE    FOR THE    FOR THE
                                                                     YEAR       YEAR       YEAR
                                                                     ENDED      ENDED      ENDED
                                                                   JULY 28,   JULY 26,   JULY 25,
                                                                     1996       1997       1998
                                                                   ---------  ---------  ---------
Current..........................................................  $   3,659  $   6,179  $   1,987
Deferred.........................................................     --           (963)     1,691
                                                                   ---------  ---------  ---------
                                                                   $   3,659  $   5,216  $   3,678
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

5. INCOME TAXES: (CONTINUED)
    The component of deferred taxes at July 26, 1997 and July 25, 1998 are summarized as follows:

                                                                                 AT           AT
                                                                              JULY 26,     JULY 25,
                                                                                1997         1998
                                                                             -----------  -----------
Supplier advances, current.................................................   $     620    $     329
Inventory..................................................................         169          194
Accruals and reserves......................................................         658          624
Inventory (LIFO reserve)...................................................      (2,094)      (3,424)
Depreciation...............................................................         256          160
                                                                             -----------  -----------
Net deferred tax liability--current........................................        (391)      (2,117)
                                                                             -----------  -----------
Accruals and reserves......................................................         482          728
Supplier advances, non-current.............................................         230           18
                                                                             -----------  -----------
Net deferred tax asset--long-term..........................................   $     712    $     746
                                                                             -----------  -----------
                                                                             -----------  -----------

    The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income before provision for income taxes:

                                             FOR THE YEAR       FOR THE YEAR       FOR THE YEAR
                                                 ENDED              ENDED              ENDED
                                             JULY 28, 1996      JULY 26, 1997      JULY 25, 1998
                                           -----------------  -----------------  -----------------
Federal statutory tax rate...............             34%                34%                34%
State and local income taxes,
net of federal tax benefit...............              6%                 8%                 6%
Goodwill amortization....................             12%                 9%                13%
Other....................................            (2)%                 2%                 2%
                                                     ---                ---                ---
                                                      50%                53%                55%
                                                     ---                ---                ---
                                                     ---                ---                ---

6. RELATED PARTY TRANSACTIONS:

    Included in the Company's statements of income for the years ended July 28, 1996, July 26, 1997 and July 25, 1998 are administrative fees of $250, for each of the years, respectively. The Company has entered into administrative fee agreements with certain shareholders of CDI Group, Inc., whereby these shareholders will provide, advisory and consulting services to the Board of Directors. These administrative fee agreements require the Company to pay $250 of administrative fees annually.

    Under a lease dated September 30, 1983, the former majority stockholders of the Company lease the building housing the Company's Westfield Drug Fair store to the Company. Under this lease, which has a term of 15 years and expires on September 30, 1998, the Company pays $17 per month in rent. This lease was renewed for a term of fifteen years expiring on September 30, 2013. Under the renewed lease, the Company pays $31 per month in rent with annual increases of 3% beginning each anniversary date.

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

6. RELATED PARTY TRANSACTIONS: (CONTINUED)
    Under a letter agreement dated January 30, 1995 (the "Letter Agreement") between the Company and a corporation owned by the former majority stockholders of the Company, the corporation paid to the Company $3 per month in rent for the use of approximately 6,000 sq. feet of storage space at the Company's Somerville, NJ warehouse. This Letter Agreement was terminated in July 1996.

7. LITIGATION:

    The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the disposition of these lawsuits should not have a material impact on the Company's consolidated results of operations, financial position, and cash flows.

8. EMPLOYEE BENEFIT PLAN:

    On July 1, 1995, the Company implemented a 401(k) salary deferral plan (the "Plan") which is available to eligible employees, as defined. The Plan provides for the Company to make discretionary contributions, however, the Company elected not to make contributions for all periods through July 25, 1998.

9. STOCKHOLDER'S EQUITY

    On October 16, 1997 the Company paid a dividend to the Parent in the amount of $45,000. The Parent then declared and paid a dividend of $45,000 to its stockholders. The Company's dividend of $45,000 was funded by the proceeds of its offering of $80,000 of senior notes completed in October 1997.

    The $45,000 dividend has been reflected in these financial statements as a return of earnings and capital existing as of the dividend date. The remaining excess of the dividend, $17,542, has been recorded as a distribution in excess of capital.

10. SUBSEQUENT EVENTS:

    In November 1997, the Company entered into a Receivables Purchase Agreement with the Pharmacy Fund, Inc. pursuant to which the Company has agreed to factor all of its third party plan prescription receivables. Under the terms of the aforementioned agreement, the Company accelerates its collection of these receivables by selling them to The Pharmacy Fund, Inc. on a daily basis and receiving payment two days after they are created, rather than waiting to collect them in the ordinary course. In addition, the Company avoided uncollectibility as these receivables were sold without recourse.

    On September 9, 1998, The Pharmacy Fund, Inc. filed for bankruptcy under Chapter 11 of the Federal bankruptcy regulations. In connection therewith, the Company is pursuing collection of approximately $455,000 of Third Party Plan prescription receivables that were purchased by The Pharmacy Fund, Inc. These receivables arose subsequent to July 25, 1998.

                         CDI GROUP, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                          ---------
Report of independent accountants.......................................................................         43
Consolidated balance sheets at July 26, 1997 and July 25, 1998..........................................         44
Consolidated statements of income for the years ended July 28, 1996, July 26, 1997, and July 25, 1998...         45
Consolidated statements of cash flows for the years ended July 28, 1996, and July 26, 1997 and July 25,
  1998..................................................................................................         46
Consolidated statements of stockholders' equity (deficit) for the years ended July 26, 1997 and July 25,
  1998..................................................................................................         47
Notes to consolidated financial statements..............................................................      48-58

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
CDI Group, Inc. and Subsidiary:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and stockholders' equity (deficit) present fairly, in all material respects, the financial position of CDI Group, Inc. and Subsidiary at July 25, 1998 and July 26, 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 25, 1998, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Florham Park, New Jersey
September 28, 1998

                         CDI GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                                            AT
                                                                                             AT          JULY 25,
                                                                                        JULY 26, 1997      1998
                                                                                        -------------  ------------
                                                      ASSETS:
Current Assets:
  Cash and cash equivalents...........................................................    $   1,870     $   10,770
  Accounts receivable.................................................................        2,644          1,098
  Inventories.........................................................................       30,233         29,246
  Prepaid expenses and other current assets...........................................        1,131          1,582
                                                                                        -------------  ------------
    Total current assets..............................................................       35,878         42,696
                                                                                        -------------  ------------
Property and Equipment:
  Leasehold improvements..............................................................        5,217          6,177
  Furniture, fixtures and equipment...................................................        7,195          9,628
  Automobiles and trucks..............................................................          551            739
                                                                                        -------------  ------------
                                                                                             12,963         16,544
Less: Accumulated depreciation and amortization.......................................       (4,314)        (6,464)
                                                                                        -------------  ------------
Property and equipment, net...........................................................        8,649         10,080
Beneficial leaseholds, net............................................................        2,127          1,551
Other assets..........................................................................           91            567
Deferred financing costs, net.........................................................          356          3,426
Deferred tax assets...................................................................          712            746
Goodwill, net.........................................................................       33,519         31,603
                                                                                        -------------  ------------
    Total assets......................................................................    $  81,332     $   90,669
                                                                                        -------------  ------------
                                                                                        -------------  ------------

                                                   LIABILITIES:
Current Liabilities:
  Current portion of long-term debt...................................................    $   4,836     $        0
  Accounts payable....................................................................       14,796         11,035
  Accrued liabilities.................................................................        3,592          6,120
  Deferred tax liabilities............................................................          391          2,117
  Current portion of supplier advances................................................        1,900          1,068
                                                                                        -------------  ------------
    Total current liabilities.........................................................       25,515         20,340
Long-term debt........................................................................       24,519         80,000
Subordinated debt.....................................................................       16,834         18,517
Supplier advances, net of current portion.............................................        1,353            629
Other liabilities.....................................................................        1,402          2,118
                                                                                        -------------  ------------
    Total liabilities.................................................................       69,623        121,604
                                                                                        -------------  ------------
Commitments and contingencies
Redeemable preferred stock, $1.00 par value, 7,862 authorized, issued and outstanding at
  July 26, 1997, and July 25, 1998 at net redemption value of $100 per share..........          726            786
Redeemable share of Class A voting common stock, 33,726 and 57,963 shares issued and outstanding at July 26, 1997 and July 25, 1998, respectively, at net redemption
  value...............................................................................          128            493

                                          STOCKHOLDERS' EQUITY (DEFICIT):

Class A voting common stock, $.00001 par value, authorized 600,000 shares, 196,632
  issued and outstanding at July 26, 1997 and July 25, 1998...........................       --             --
Class B non-voting common stock, $.00001 par value, authorized 600,000 shares, 187,922
  issued and outstanding at July 26, 1997 and July 25, 1998...........................       --             --
Additional paid-in capital............................................................        3,846         --
Retained earnings.....................................................................        7,009          2,390
Distribution in excess of capital.....................................................       --            (34,604)
                                                                                        -------------  ------------
    Total stockholders' equity (deficit)..............................................       10,855        (32,214)
                                                                                        -------------  ------------
    Total liabilities and stockholders' equity (deficit)..............................    $  81,332     $   90,669
                                                                                        -------------  ------------
                                                                                        -------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                             (DOLLARS IN THOUSANDS)

                                                                           FOR THE       FOR THE       FOR THE
                                                                          YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                           JULY 28,      JULY 26,      JULY 25,
                                                                             1996          1997          1998
                                                                         ------------  ------------  ------------
Net sales..............................................................   $  215,731    $  231,033    $  248,242
Cost of sales..........................................................      152,645       163,157       173,648
                                                                         ------------  ------------  ------------
    Gross profit.......................................................       63,086        67,876        74,594
Selling, general and administrative expenses...........................       47,487        50,831        56,074
Administrative fees....................................................          250           250           250
Depreciation and amortization..........................................        4,341         4,399         5,386
Other income, net......................................................          353           401           579
                                                                         ------------  ------------  ------------
    Operating income...................................................       11,361        12,797        13,463
Interest expense, net..................................................        5,326         4,586         8,423
                                                                         ------------  ------------  ------------
    Income before income taxes.........................................        6,035         8,211         5,040
Provision for income taxes.............................................        3,442         4,433         3,109
                                                                         ------------  ------------  ------------
    Net income.........................................................   $    2,593    $    3,778    $    1,931
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                             (DOLLARS IN THOUSANDS)

                                                                                                         FOR THE
                                                                            FOR THE        FOR THE      YEAR ENDED
                                                                          YEAR ENDED     YEAR ENDED      JULY 25,
                                                                         JULY 28, 1996  JULY 26, 1997      1998
                                                                         -------------  -------------  ------------
Cash flows from operating activities
  Net income...........................................................    $   2,593      $   3,778     $    1,931
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization......................................        4,233          4,443          4,586
    Amortization of deferred financing costs...........................          108         108.00            800
    Deferred rent liabilities..........................................          552            414            523
    Non-cash interest expense..........................................        1,347          1,585          1,683
    LIFO provision.....................................................          659          1,086           (806)
    Gain on sale of property and equipment.............................       --                  7         --
    Changes in operating assets and liabilities
      Accounts receivable..............................................         (884)           645          1,546
      Inventories......................................................       (1,792)        (3,123)         1,793
      Prepaid expenses and other current assets........................        1,028           (391)          (451)
      Other assets.....................................................        2,351            (28)          (476)
      Deferred tax assets..............................................          134            392            (34)
      Deferred tax liabilities.........................................         (134)        (1,355)         1,726
      Accounts payable and accrued liabilities.........................         (175)         3,116         (1,233)
      Income taxes payable.............................................        1.159         (1.159)        --
      Supplier advances................................................         (915)           (52)        (1,556)
      Other liabilities................................................          227            (48)           194
                                                                              ------    -------------  ------------
        Net cash provided by operating activities......................       10,491          9,418         10,226
                                                                              ------    -------------  ------------
Cash flows used in investing activities:
  Capital expenditures.................................................       (2,887)        (1,287)        (3,525)
  Proceeds from sale of fixed assets...................................           20             12
                                                                              ------    -------------  ------------
        Net cash used in investing activities..........................       (2,867)        (1,275)        (3,525)
                                                                              ------    -------------  ------------
Cash flows (used in) provided by financing activities:
  Proceeds from issuance of senior notes...............................       --             --             80,000
  Distribution paid....................................................       --             --            (45,000)
  Senior notes issuance fees paid......................................       --             --             (3,870)
  Proceeds from issuance of common stock...............................          226         --             --
  Payments for the redemption of common stock..........................         (300)        --             --
  Proceeds from issuance of preferred stock............................          564         --             --
  Payments for the redemption of preferred stock.......................         (714)        --             --
  Proceeds from repayment of loans to Directors and officers...........           87             87            182
  Proceeds from exercise of common stock options.......................       --             --                243
  Proceeds from issuance of senior subordinated notes..................          163         --             --
  Proceeds from revolver borrowings....................................        4,700          7,550            900
  Payments made on revolver borrowings.................................       (4,700)        (7,550)          (900)
  Payments made on long-term debt......................................       (5,835)        (9,896)       (29,269)
  Payments on subordinated debt........................................       --                (87)           (87)
                                                                              ------    -------------  ------------
        Net cash (used in) provided by financing activities............       (5,809)        (9,896)         2,199
                                                                              ------    -------------  ------------
        Net increase (decrease) in cash and cash equivalents...........        1,815         (1,753)         8,900
                                                                              ------    -------------  ------------
Cash and cash equivalents beginning of period..........................        1,808          3,623          1,870
                                                                              ------    -------------  ------------
Cash and cash equivalents end of period................................    $   3,623      $   1,870     $   10,770
                                                                              ------    -------------  ------------
                                                                              ------    -------------  ------------
Supplemental disclosures of cash information:
  Cash paid during the period:
    Income taxes.......................................................    $   2,255      $   6,605     $    2,047
                                                                              ------    -------------  ------------
                                                                              ------    -------------  ------------
    Interest...........................................................    $   4,088      $   3,160     $    4,875
                                                                              ------    -------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                                       COMMON STOCK
                                           -------------------------------------  ADDITIONAL              DISTRIBUTION
                                             CLASS A      CLASS B                   PAID-IN    RETAINED   IN EXCESS OF
                                             SHARES       SHARES       AMOUNT       CAPITAL    EARNINGS     CAPITAL
                                           -----------  -----------  -----------  -----------  ---------  ------------
Balance, July 30, 1995...................     212,078      187,922    $  --        $    4000   $     638       --
Repurchase of shares by investors........     (30,016)      --                          (300)
Sale of shares to management.............      14,570       --                           146
Net income...............................                                                          2,593       --
                                           -----------  -----------  -----------  -----------  ---------  ------------
Balance, July 28, 1996...................     196,632      187,922    $  --        $   3,846   $   3,231       --
Net income...............................                                                          3,778       --
                                           -----------  -----------  -----------  -----------  ---------  ------------
Balance, July 26, 1997...................     196,632      187,922    $  --        $   3,846   $   7,009       --
Net loss for the three month period ended
  October 25, 1997.......................      --           --           --           --            (459)      --
Distribution paid........................                                             (3,846)     (6,550)     (34,604)
Net income for the period from October
  26, 1997 to July 25, 1998..............      --           --           --           --           2,390       --
                                           -----------  -----------  -----------  -----------  ---------  ------------
Balance, July 25, 1998...................     196,632      187,922    $  --        $  --       $   2,390   $  (34,604)
                                           -----------  -----------  -----------  -----------  ---------  ------------
                                           -----------  -----------  -----------  -----------  ---------  ------------

                                               TOTAL
                                           STOCKHOLDERS'
                                               EQUITY
                                             (DEFICIT)
                                           --------------
Balance, July 30, 1995...................    $    4,638
Repurchase of shares by investors........          (300)
Sale of shares to management.............           146
Net income...............................         2,593
                                           --------------
Balance, July 28, 1996...................         7,077
Net income...............................         3,778
                                           --------------
Balance, July 26, 1997...................    $   10,855
Net loss for the three month period ended
  October 25, 1997.......................          (459)
Distribution paid........................       (45,000)
Net income for the period from October
  26, 1997 to July 25, 1998..............         2,390
                                           --------------
Balance, July 25, 1998...................    $  (32,214)
                                           --------------
                                           --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. ORGANIZATION:

    CDI Group, Inc. (the "Parent") and Subsidiary (the "Company") owns and operates in the State of New Jersey a chain of drug stores under the name "Drug Fair" and general merchandise stores under the name "Cost Cutters".

    The accompanying consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiary, Community Distributors, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ACCOUNTING YEAR

    The Company maintains its accounts on a 52-53 week year ending with the last Saturday in July through fiscal 1996 and the last Saturday in July for fiscal 1997 and fiscal 1998. The fiscal years ended July 28, 1996, July 26, 1997, and July 25, 1998 each contained 52 weeks, respectively.

    REVENUE RECOGNITION

    Sales are net of returns and exclude sales tax. Revenues include sales from all stores operating during the period.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are considered by the Company to be financial instruments with maturities, when purchased, of three months or less, and are presented at cost which approximates fair value.

    INVENTORIES

    Inventories are stated at the lower of cost or market, using the dollar-value, double extension last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $2,382 and $1,577 higher than reported at July 26, 1997 and July 25, 1998, respectively. The reduction of the LIFO reserve during the year ended July 25, 1998 resulted in an increase to gross profit of $806. Management believes that inventories accounted for on a FIFO basis approximates current replacement costs. Inventories are reflected net of reserves for excess/obsolete/ damaged inventories in the amounts of $113 and $51 at July 26, 1997 and July 25, 1998, respectively.

    PROPERTY AND EQUIPMENT

    Property and equipment, including computer software costs, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the expected useful life of the improvement or the life of the lease, whichever is shorter. Depreciation expense recorded for the fiscal years ended July 28, 1996, July 26, 1997, and July 25, 1998 was $1,743, $1,952 and $2,094, respectively. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

    BENEFICIAL LEASEHOLDS

    Beneficial leasehold rights existing at the acquisition date have been recorded for acquired leases based on differences between contractual rents under the respective lease agreements and prevailing market rents on the acquisition date. Beneficial leaseholds are amortized over the lease terms using the

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) straight-line method. Accumulated amortization at July 26, 1997 and July 25, 1998 was $1,441 and $2,017, respectively.

    GOODWILL

    Goodwill, which represents the excess of the Parent's purchase price of acquired assets over the fair market value of net assets of the Subsidiary acquired on January 30, 1995, is being amortized using the straight-line method over twenty years. The Company evaluates the recoverability of goodwill on an annual basis or earlier, if circumstances indicate that such an evaluation is necessary. The Company's assessment of recoverability considers current and future profitability, estimated undiscounted future cash flows from operations, and any other events or changes in circumstances which indicate that the carrying amount of goodwill may not be recoverable. In the event an impairment of goodwill, or related asset, is indicated to have occurred, the Company's policy is to allocate goodwill to long lived assets on a pro rata basis using the relative fair value of those assets, at the date the goodwill arose for purposes of assessing the recoverability of long-lived assets. The Company has incurred no impairment of goodwill, or related assets, since its inception. Accumulated amortization as of July 26, 1997 and July 25, 1998 was $4,793 and $6,709, respectively.

    DEFERRED FINANCING COSTS

    Deferred financing costs are amortized over the term of the respective borrowings, which is approximately 7 years.

    SUPPLIER ADVANCES

    Included in the accompanying balance sheets are $3,253 and $1,697 of advances received related to various inventory supply agreements at July 26, 1997 and July 25, 1998, respectively. Such amounts are being recorded as a reduction of cost of sales as the Company's supply agreement obligations are fulfilled, generally ranging from three to five years from the point that the supplier advance is received. The Company's obligations under the supply agreements are fulfilled through the passage of time for those supply agreements that are for a specific period of time and by the purchasing of inventory for those supply agreements that stipulate the purchasing of a specific amount of inventory. The Company is currently committed to approximately $17,384 of additional purchases under the inventory supply agreements at July 25, 1998. In the event the Company does not fulfill its obligations under the inventory supply agreements, a pro rata portion of the advance will be required to be repaid, approximating the amounts presented in the financial statements as Supplier Advances at July 25, 1998. The amount presented as the current portion of the supplier advances is estimated by the Company as the amount related to the passage of time and the estimated inventory purchases to be made during the twelve months following July 25, 1998, as applicable to the specific inventory supply agreements.

    PRE-OPENING AND ADVERTISING COSTS

    Costs associated with new stores prior to opening and advertising costs are expensed as incurred. Net Advertising expense of $1,638, $1,941 and $1,703 for the years ended July 28, 1996, July 26, 1997 and July 25, 1998, respectively is net of co-op advertising rebates received from vendors in the amount of $4,153, $3,523 and $4,430 for the years ended July 28, 1996, July 26, 1997 and July 25, 1998, respectively.

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    INTEREST EXPENSE (NET)

    Interest expense recorded for the fiscal years ended July 26, 1996, July 26, 1997 and July 25, 1998, respectively, net of interest income was:

                                                 FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                                ENDED JULY 28,   ENDED JULY 26,   ENDED JULY 25,
                                                     1996             1997             1998
                                                ---------------  ---------------  ---------------
Interest expense..............................     $   5,389        $   4,755        $   8,692
Interest income...............................           (63)            (169)            (269)
                                                      ------           ------           ------
Interest expense (net)........................     $   5,326        $   4,586        $   8,423
                                                      ------           ------           ------
                                                      ------           ------           ------

    INCOME TAXES

    Deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

    CONCENTRATIONS OF RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. Such amounts are primarily held in a single major commercial bank. The Company holds no collateral for these financial instruments, and such amounts may, at times, exceed insurable limits.

    All of the Company's stores are located in northern and central New Jersey. As a result, the Company is sensitive to economic, competitive, and regulatory conditions in that region. The success of the Company's future operations will be substantially affected by its ability to compete effectively in New Jersey, and no prediction can be made as to economic conditions in that region.

    The Company is party to a supply agreement with Cardinal Health, Inc. ("Cardinal") pursuant to which the Company is required to purchase at least 90% of its pharmacy products from such supplier. The Company believes that its pharmacy products are readily available from numerous other wholesale suppliers, and could be obtained on substantially similar terms in the event that Cardinal were unable to supply pharmacy products.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying amount of cash and cash equivalents, accounts receivable and accounts payable, as reflected in the accompanying consolidated balance sheets approximate their fair value because their maturities are generally less than one year in duration. The Company estimates that the carrying amount of its long-term fixed rate debt and amounts reflected as long-term liabilities approximate their fair value. Management is not aware of any factors that would significantly affect the value of these amounts.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    STOCK OPTIONS

    The Company has adopted Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK BASED COMPENSATION" ("SFAS No. 123"). SFAS No. 123 prescribes the accounting for stock options and requires that options be valued at their fair market value, as defined in the statement, on the date of grant. SFAS No. 123 allows companies to either fully adopt its requirements or to elect to only disclose the impact that the requirements would have. The Company has adopted SFAS No. 123 for disclosure purposes only, to the extent material, and will continue to account for its stock options under APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES."

    ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    The Company has adopted Statement of Financial Accounting Standards No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS No. 121"). SFAS No. 121 prescribes the accounting for the impairment of long-lived assets, such as property, plant and equipment and intangible assets, as well as the accounting for long-lived assets that are held for disposal. The statement requires that the carrying value of such assets be reviewed when events or circumstances indicate that an impairment might exist. The Company has concluded that no impairment of long-lived assets existed at July 26, 1997 and July 25, 1998.

    ADOPTION OF ACCOUNTING PRONOUNCEMENTS

    In fiscal 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME" ("SFAS 130"). SFAS 130 is effective for all fiscal years beginning after December 15, 1997 (July 26, 1998 for the Company). SFAS 130 will require the Company to report and display comprehensive income. The Company has determined that SFAS 130 will not have a significant effect on its disclosures.

    In fiscal 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS 131"). SFAS 131 is effective for all fiscal years beginning after December 15, 1997 (July 26, 1998 for the Company). SFAS 131 established standards for the ways public companies report information about operating segments in both interim and annual financial statements, including related disclosures about products and services, geographic areas, and major customers. The Company has not determined what, if any, impact SFAS 131 will have on the reported operating segments and the related disclosures during fiscal 1999.

    In fiscal 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (August 1, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that, due to the limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. LONG-TERM DEBT:

    Long-term debt consists of the following (dollars in thousands):

                                                                                             AT            AT
                                                                                          JULY 26,      JULY 25,
                                                                                            1997          1998
                                                                                        ------------  ------------
Senior notes--due October 15, 2004 interest at 10 1/4% payable semi-annually on April
  15 and October 15...................................................................   $   --        $   80,000
Term loan A--due last business day in January, 2000, principal and interest payable in
  quarterly installments..............................................................       11,003        --
Term loan B--due last business day in January, 2002, principal and interest payable in
  quarterly installments..............................................................       18,266        --
Senior subordinated notes and accrued interest--due January 31, 2005, principal plus
  interest at a rate of 10% per annum, are payable upon maturity......................       16,834        18,517
Subordinated notes--due December 31, 1997 principal plus interest at a rate of 8% per
  annum, are payable upon maturity....................................................           86        --
                                                                                        ------------  ------------
    Total.............................................................................       46,189        98,517
  Less, current portion due within one year...........................................        4,836
                                                                                        ------------  ------------
Long-term portion.....................................................................   $   41,353    $   98,517
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    On January 30, 1995, the Parent issued $13,250 in senior subordinated notes which are due January 31, 2005. Principal on the notes is payable upon maturity plus interest at a rate of 10% per annum. Payment of principal and interest on the notes is subordinated to the prior payment in full of all of the Company's obligations under the Old Credit Agreement.

    On January 30, 1995, the Parent issued $260 in subordinated notes which were due December 31, 1997. Principal on the notes was payable upon maturity plus interest at a rate of 8% per annum.

    On October 16, 1997, the Subsidiary issued $80,000 of 10 1/4% senior notes due 2004 which are guaranteed by the Parent. The net proceeds of such issuance was $76,130. The Subsidiary used $29,269 of such net proceeds to refinance substantially all of its then existing indebtedness and $45,000 of the net proceeds was used to pay a dividend to the Parent which then paid a dividend of the same amount to the stockholders of the Parent. The terms of the senior notes include certain restrictive covenants regarding the payment of dividends, the incurrance of debt, the use of proceeds resulting from disposition of assets and certain other defined activities. Under the relevant debt agreements in the event of a change in control, as defined, the Company is required to repurchase all such outstanding notes.

    On October 16, 1997, the Subsidiary also replaced its then existing credit facility ("Old Credit Facility") with a $20,000 five year revolving credit facility concurrent with the issuance of the $80,000 of senior notes. This facility bears interest at either prime rate or London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the $20,000 five year revolving credit facility is a $5,000 letter of credit facility. The new facility contains certain financial and operating convenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances. The Subsidiary is required to pay a commitment fee of 1/4 of 1.00% per annum on the daily average unutilized revolving credit facility

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. LONG-TERM DEBT: (CONTINUED)
commitment. For the year ended July 25, 1998, the Subsidiary incurred approximately $47 of commitment fees and letter of credit fees under this facility.

    At July 26, 1997, the Subsidiary's Term A and Term B loans had interest rates of 7.69% and 8.65%, respectively.

    On February 16, 1995, the Subsidiary entered into an interest rate cap agreement with a bank. This agreement related to a $22,500 notional amount of debt and provided for payments to be received by the Subsidiary based exclusively on the three month LIBOR rate with a cap of 9%. The purchase price of the cap had been capitalized and amortized over the term of the Old Credit Agreement. The cap was purchased for approximately $50 and expired February 16, 1997.

4. COMMITMENTS:

    LEASES

    The Company conducts all of its warehousing and retailing operations from leased facilities. Annual store rent is composed of a fixed minimum amount, and for certain stores, contingent rent which is based upon a percentage of sales, exceeding a stipulated amount. The leases, which may be renewed for periods ranging from five to thirty years, generally provide that the Company pay insurance, maintenance costs and property taxes. These additional charges are subject to escalation for increases in the related costs. Minimum rental commitments under long-term noncancelable operating leases are as follows at July 25, 1998:

FISCAL YEAR
--------------------------------------------------------------------------------
1999............................................................................   $    9,852
2000............................................................................        9,570
2001............................................................................        8,168
2002............................................................................        7,709
2003............................................................................        7,392
Thereafter......................................................................       54,557
                                                                                  ------------
                                                                                   $   97,248
                                                                                  ------------
                                                                                  ------------

    Annual rent expense is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. For the years ended July 28, 1996, July 26, 1997, and July 25, 1998, respectively, total rent expense included:

                                                     FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                         ENDED          ENDED          ENDED
                                                     JULY 28, 1996  JULY 26, 1997  JULY 25, 1998
                                                     -------------  -------------  -------------
Fixed minimum rent.................................    $   7,696      $   8,261      $   9,045
Contingent rent....................................          178            180            219
                                                          ------         ------         ------
Rent expense.......................................    $   7,874      $   8,441      $   9,264
                                                          ------         ------         ------
                                                          ------         ------         ------

The Company recognizes rental expense for leases with scheduled rent increases on the straight-line basis. During the years ended July 28, 1996, July 26, 1997 and July 25, 1998, the Company recognized rent expense in excess of amounts paid of $552, $414 and $523, respectively.

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. COMMITMENTS: (CONTINUED)
    LETTERS OF CREDIT

    Outstanding letters of credit, guaranteeing certain contingent purchases commitments, which are not reflected in the accompanying financial statements, aggregate approximately $1,135 and $1,666 at July 26, 1997 and July 25, 1998.

5. INCOME TAXES:

    The provision for income taxes for the years ended July 28, 1996, July 26, 1997, and July 25, 1998, respectively, consist of the following:

                                                     FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                         ENDED          ENDED          ENDED
                                                     JULY 28, 1996  JULY 26, 1997  JULY 25, 1998
                                                     -------------  -------------  -------------
Current............................................    $   3,442      $   5,396      $   1,417
                                                          ------         ------         ------
Deferred...........................................                        (963)         1,692
                                                          ------         ------         ------
                                                       $   3,442      $   4,433      $   3,109
                                                          ------         ------         ------
                                                          ------         ------         ------

    The components of deferred taxes at July 26, 1997 and July 25, 1998 are summarized as follows:

                                                                        AT JULY 26,  AT JULY 25,
                                                                           1997         1998
                                                                        -----------  -----------
Supplier advances, current............................................   $     620    $     329
Inventory.............................................................         169          194
Accruals and reserves.................................................         658          624
Inventory (LIFO reserve)..............................................      (2,094)      (3,424)
Depreciation..........................................................         256          160
                                                                        -----------  -----------
    Net deferred tax liability--current...............................   $    (391)   $  (2,117)
                                                                        -----------  -----------
Accruals and reserves.................................................         482          728
Supplier advances, non-current........................................         230           18
                                                                        -----------  -----------
    Net deferred tax asset--long-term.................................   $     712    $     746
                                                                        -----------  -----------
                                                                        -----------  -----------

    The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income before income taxes:

                                                              FOR THE        FOR THE        FOR THE
                                                            YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                             JULY 28,       JULY 26,       JULY 25,
                                                               1996           1997           1998
                                                           -------------  -------------  -------------
Federal statutory tax rate...............................          34%            34%            34%
State and local income taxes, net of federal tax
  benefit................................................           6%             6%             6%
Goodwill amortization....................................          15%            12%            20%
Other....................................................           2%             2%             2%
                                                                   ---            ---            ---
                                                                   57%            54%            62%
                                                                   ---            ---            ---
                                                                   ---            ---            ---

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. RELATED PARTY TRANSACTIONS:

    Included in the Company's consolidated statements of income for the years ended July 28, 1996, July 26, 1997, and July 25, 1998 are administrative fees of $250, for each of the years, respectively. The Company has entered into administrative fee agreements with certain shareholders of CDI Group, Inc., whereby these shareholders will provide advisory and consulting services to the Board of Directors. These administrative fee agreements require the Company to pay $250 of administrative fees annually.

    Under a lease dated May 1, 1983, the former majority stockholders of the Company leased to the Company the building housing the Company's warehouse and office. Under this lease, which expires on December 31, 1998, the Company pays $17 per month in rent. Under a lease dated September 30, 1983, the former majority stockholders of the Company leased to the Company the building housing the Company's Westfield Drug Fair store. Under this lease, which expires on September 30, 1998, the Company pays $16 per month in rent. This lease was renewed for a term of fifteen years expiring on September 30, 2013. Under the renewed lease, the Company pays $31 per month in rent with annual increases of 3% beginning each anniversary date.

    Under a letter agreement dated January 30, 1995 (the "Letter Agreement") between the Company and a corporation owned by the former majority stockholders of the Company, the corporation paid to the Company $3 per month in rent for the use of approximately 6,000 square feet of storage space at the Company's Somerville, NJ warehouse. This Letter Agreement was terminated in July 1996.

7. REDEEMABLE STOCK:

    REDEEMABLE PREFERRED

    On January 30, 1995, 7,500 shares of $1.00 par value Preferred Stock were issued for $100 per share, for an aggregate consideration of $750. On October 31, 1995, 7,143 shares of $1.00 par value Preferred Stock were redeemed by the Company from stockholders and were sold to certain members of management of the Company at the redemption price of $100 per share. At the same time, the management of the Company purchased an additional 362 of the $1.00 par value Preferred Stock shares at the same price as the initial consideration paid on January 30, 1995. The Company's Preferred Stock is redeemable at the option of the Company at any time, unless prohibited by the terms of any credit or other financing agreement with any lender to the Company, at a price equal to $100 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting the Preferred Stock ("Liquidation Value"). On January 31, 2005, unless prohibited by the terms of any credit or other financing agreement with any lender to the Company, the Company will redeem all of the Preferred Stock outstanding at a price per share equal to the Liquidation Value. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Preferred Stock shall be entitled to be paid the Liquidation Value of the Preferred Stock before any payments could be made to holders of Common Stock.

    REDEEMABLE COMMON

    Under certain circumstances defined in the respective stock purchase agreements, up to 57,983 shares of Class A Common Stock can be put back to the Company with a redemption price to be determined under the stock purchase agreement. Such redemption price cannot exceed the original issue price which was ten dollars per share.

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. REDEEMABLE STOCK: (CONTINUED)
    During fiscal 1998 certain executives of the management group of the Company exercised options to purchase 24,237 shares of Class A Common Stock at an aggregate purchase price of approximately $242,000.

    LOANS TO OFFICERS AND DIRECTORS

    On October 31, 1995, the Company issued 33,726 shares of Class A Common Stock and 3,643 of Preferred Stock to certain directors and officers of the Company in consideration for a note signed by each director and officer. These notes bear interest at 8.0% and are due on various dates through January 31, 2005. All such shares are pledged as collateral toward these notes.

    The outstanding balance of the notes due from certain directors and officers at July 26, 1997 and July 25, 1998 of $269, and $87 respectively, has been reflected as a reduction of the redemption value of the related redeemable Preferred and Common Stock.

8. STOCKHOLDERS' EQUITY:

    COMMON STOCK

    On January 30, 1995, 212,078 shares of Class A Common Stock and 187,922 shares of Class B Common Stock were issued for consideration of $4,000 (average of $10.00 per share). Class A Common Stock ("Class A") and Class B Common Stock ("Class B") stockholders have the same rights and privileges with the exception that each holder of record of Class A stock is entitled to one vote per share so held, while Class B stockholders have no voting rights. Class A and Class B stockholders are entitled to convert any or all such shares into an equivalent number of Class B and Class A shares, respectively, except in the event that the holder of Class B is a bank holding company or subsidiary thereof and such holder is restricted by applicable banking laws from holding any (or any additional) shares with voting rights. The conversion feature of the Class A and Class B shares only affects the voting status of such shareholders, and the exercise of such feature by all of the holders of the Class B shares would not trigger a change in control event as defined in the Company's debt agreements.

    On October 31, 1995, 30,016 shares of Class A Common Stock were redeemed by the Company from the stockholders and 14,570 shares of Class A Common Stock were sold to management at the repurchase price of $10 per share, which approximated fair market value at the original issue date of January 30, 1995 and at the repurchase date of October 31, 1995.

    STOCK OPTIONS AND WARRANTS

    On January 30, 1995, the Board of Directors approved the 1995 Stock Option Plan (the "Plan"), which provides for the issuance of up to 65,882 shares of Class A Voting Common Stock to employees and consultants of the Company and its affiliates. The Plan is intended to be an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Service Code of 1986. The option exercise price under each incentive option shall be not less than 100% of the fair market value of the stock on the grant date, as determined by the Board of Directors. On January 30, 1995, the Company issued options to purchase 37,649 shares of Class A Common Stock, at a price of $10 per share, to a senior executive of the Company pursuant to the Plan. The options expire on January 31, 2005 and expiration may be accelerated

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. STOCKHOLDERS' EQUITY: (CONTINUED)
due to termination of employment of the senior executive as well as various other reasons as stipulated in the Option Agreement. These options vest as follows:

NUMBER OF
OPTIONS VESTING                                                                DATE VESTED
-------------------------------------------------------------------------  -------------------
10,667...................................................................  January 30, 1996
10,667...................................................................  January 30, 1997
10,667...................................................................  January 30, 1998
2,824....................................................................  January 30, 1999
2,824....................................................................  January 30, 2000

    On January 30, 1995, non-Plan options to acquire 4,706 shares of Class A Common Stock at $10 per share were issued to a senior executive of the Company. These options are exercisable immediately after any disposition event as defined by the Option Agreement.

    On January 30, 1995, the Company issued a warrant to purchase 16,667 shares of Class A Common stock, at a price of $.001 per share, to its' principal bank. The holder of the warrant may exercise the rights represented by the warrant in whole or in part at any time through January 30, 2005.

    On March 18, 1998, the Company issued 1,500 options to an executive of the Company at an exercise price equaling the current fair market value of $31 per share.

    A summary of stock option transactions follows:

                                                           FOR THE YEAR   FOR THE YEAR          FOR THE YEAR
                                                               ENDED          ENDED                ENDED
                                                           JULY 28, 1996  JULY 26, 1997        JULY 25, 1998
                                                           -------------  -------------  --------------------------
Options outstanding at beginning of period...............       67,473         67,079              67,079
Options granted..........................................                                          1,500
Options exercised........................................                                          24,237
Options canceled.........................................         (394)
Options outstanding at end of period.....................       67,079         67,079              30,455
Options available for grant at end of period.............        3,115          3,115              1,615
Options vested and outstanding at end of period..........       15,299         30,989              22,668
Option price per share for outstanding options...........    $      10      $      10    28,955 shares at $   10.00
                                                                                         1,500 shares at $    31.00

    On October 16, 1997 the Subsidiary paid a dividend to the Parent in the amount of $45,000. The Parent then declared and paid a dividend of $45,000 to its stockholders. The Subsidiary's dividend of $45,000 was funded by the proceeds of its offering of $80,000 of senior notes completed in October 1997.

    The $45,000 dividend has been reflected in these consolidated financial statements as a return of earnings and capital existing as of the dividend date. The remaining excess of the dividend, $34,604, has been recorded as a distribution in excess of capital.

9. LITIGATION:

    The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the disposition of these lawsuits should not have a material impact on the Company's consolidated results of operations, financial position, and cash flows.

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. EMPLOYEE BENEFIT PLAN:

    On July 1, 1995, the Company implemented a 401(k) salary deferral plan (the "Plan") which is available to eligible employees, as defined. The Plan provides for the Company to make discretionary contributions, however, the Company elected not to make contributions for all periods through July 25, 1998.

11. SUBSEQUENT EVENTS:

    In November 1997, the Company entered into a Receivables Purchase Agreement with The Pharmacy Fund, Inc. pursuant to which the Company has agreed to factor all of its third party plan prescription receivables. Under the terms of the aforementioned agreement, the Company accelerates its collection of these receivables by selling them to The Pharmacy Fund, Inc. on a daily basis and receiving payment two days after they are created, rather then waiting to collect them in the ordinary course. In addition, the Company avoided uncollectability as these receivables were sold without recourse.

    On September 9, 1998, The Pharmacy Fund, Inc. filed for bankruptcy under Chapter 11 of the Federal bankruptcy regulations. In connection therewith, the Company is pursuing collection of approximately $445,000 of Third Party Plan prescription receivables that were purchased by The Pharmacy Fund, Inc. These receivables arose subsequent to July 25, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    The following table sets forth certain information with respect to the directors, executive officers and key employees of the Holding Company and the
Company:

NAME                                         AGE                                   TITLE
---------------------------------------  -----------  ----------------------------------------------------------------
Frank Marfino..........................          55   President, Chief Executive Officer and Director of the Holding
                                                      Company and the Company
Lynn L. Shallcross.....................          57   President--Cost Cutters Division of the Company
Todd H. Pluymers.......................          34   Chief Financial Officer of the Holding Company and the Company
Barrie Levine..........................          53   Vice President--Pharmacy Operations of the Company
William F. Gilligan....................          56   Vice President--Distribution of the Company
Michael P. Quinn.......................          45   Vice President--Merchandising
Kevin Marron...........................          41   Director--MIS of the Company
Alan J. Kirschner......................          44   Director--Loss Prevention of the Company
Mark H. DeBlois........................          42   Director of the Holding Company and the Company
Harvey P. Mallement....................          58   Director of the Holding Company and the Company

    MR. MARFINO has been a Director and the President and Chief Executive Officer of the Holding Company and the Company since February 1995. Prior to February 1995, Mr. Marfino had served as the Chief Operating Officer of the Company beginning in 1990 after having served as Vice President in charge of Operations and Merchandising. Prior to joining the Company in 1982, Mr. Marfino held senior positions, including Regional Manager and Director of Administrative Operations with Two Guys Discount Stores/Vorando, Inc. over a 19 year period.

    MR. SHALLCROSS has been President of the Cost Cutters division since 1984. Mr. Shallcross joined the Company in 1971 and has held numerous positions in management including pharmacist, pharmacist-manager, and district manager. Mr. Shallcross is a graduate of Rutgers College of Pharmacy and has been a licensed pharmacist since 1964.

    MR. PLUYMERS joined the Company in April 1991 as Chief Financial Officer and was appointed Chief Financial Officer of the Holding Company in January 1995. Prior to joining the Company, Mr. Pluymers was employed by Arthur Andersen & Co. from 1986 through 1991, most recently as an Audit Manager. Mr. Pluymers is a graduate of Westminster College with a degree in Business Administration/Accounting and is a Certified Public Accountant.

    MR. LEVINE joined the Company as Vice President--Pharmacy Operations in 1993. Prior to joining the Company, Mr. Levine was employed by Supermarkets General (Pathmark) since 1971. At Pathmark, Mr. Levine held various positions, including Regional Pharmacy and Regional Front-End Supervisor, Regional Non-Food Product Manager, and Manager of Pharmacy Services. Mr. Levine is a graduate of Brooklyn College of Pharmacy and a licensed pharmacist in several states.

    MR. GILLIGAN has been Vice President--Distribution since 1985 after serving as General Manager for 11 years with Atlantic Distribution Center in Jersey City, New Jersey and 11 years with Wakefern Food Corporation, parent company of Shop-Rite supermarkets. Trained in distribution management at Ohio State University and Rutgers University, Mr. Gilligan is responsible for the daily management of the distribution center, transportation logistics, property management and the administrative staff. Mr. Gilligan has over 30 years of experience in Distribution-Warehouse Management.

    MR. QUINN joined the Company as Vice President--Merchandising on March 16, 1998. Prior to joining the Company, Mr. Quinn held the position of Vice President--General Manager of Alpine Distribution,

Inc., the non-food division of Twin County Grocers, from 1994 to 1998. From 1992 to 1994, Mr. Quinn was employed as a Divisional Merchandise Manager at the Rx Place, a Division of Woolworth Corp.

    MR. MARRON has been Director--Management Information Systems for the Company since 1986. Mr. Marron's work experience includes six years with Arthur's Catalog Showroom and six years with MIS Software Corporation prior to joining the Company. Mr. Marron has been instrumental in the creation of several proprietary software applications for the Company, including inventory management, sales, marketing, distribution, warehouse management, shelf labeling and point-of-sale in store applications.

    MR. KIRSCHNER joined the Company as Director--Loss Prevention in 1991. Prior to 1991, Mr. Kirschner held a similar position with NBO Menswear and Rickel Home Centers, Inc. Mr. Kirschner is a graduate of Jersey City State College.

    MR. DEBLOIS has been a Director of the Holding Company and the Company since 1995. Since 1990, Mr. DeBlois has been employed as an officer, most recently as a Managing Director, of BancBoston Ventures Inc., a private equity investment firm with committed capital in excess of $750 million that provides private equity and mezzanine financing to middle market companies for management-led buyouts, acquisitions and growth capital. Mr. DeBlois is a graduate of Boston College.

    MR. MALLEMENT has been a Director of the Holding Company and the Company since 1995. Since 1981, Mr. Mallement has been Managing General Partner of Harvest Partners, Inc., a private equity investment and growth financing firm with committed capital in excess of $250 million that provides equity investment financing that focuses on the acquisition of medium sized companies and financing of growth businesses. Mr. Mallement is also a director of Symbol Technologies, Inc. and is a graduate of the City College of New York with a masters degree in Business Administration.

    Pursuant to a Stockholder Agreement entered into as of January 30, 1995, as amended, the holders of a substantial majority of the outstanding common stock of the Holding Company (the "Common Stock"), including BancBoston and Harvest, and their affiliates, as well as the Holding Company, Banque Paribas, Paribas Principal, Inc., TA Holding, Inc., Jon Tietbohl and Frank Marfino, have agreed that each of the Holding Company and the Company will have a Board of Directors comprised of up to five members. The stockholders party to the Stockholder Agreement have agreed to vote for the following persons as directors: (i) up to two individuals designated by the holders of a majority of the outstanding shares of Common Stock purchased by BancBoston in 1995 (the "BBV Stock"); (ii) up to two individuals designated by the holders of a majority of the outstanding shares of Common Stock purchased by Harvest and its affiliates in 1995 (the "Harvest Stock"); and (iii) Frank Marfino, so long as he continues to be employed by the Holding Company as President and Chief Executive Officer, and thereafter, his successor as President and Chief Executive Officer. Mr. DeBlois has been designated for election to the Board of Directors of the Holding Company and the Company by the holders of a majority of the BBV Stock, and Mr. Mallement has been designated for election to the Board of Directors of the Holding Company and the Company by the holders of a majority of the Harvest Stock.

    Executive officers of the Holding Company and the Company are appointed by their respective Boards of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers and directors of the Holding Company and the Company.

    COMPENSATION OF DIRECTORS

    Directors of the Holding Company and the Company do not receive compensation from the Holding Company or the Company for their service in such capacities.

    SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

    Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE

    The following table sets forth the aggregate compensation paid by the Company for services rendered during fiscal 1996, fiscal 1997, and fiscal 1998 to the Company's Chief Executive Officer and four other most highly-compensated executive officers for fiscal 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                 ANNUAL COMPENSATION
                                                                               ------------------------
                                                                    FISCAL                                 ALL OTHER
NAME AND PRINCIPAL POSITION                                          YEAR        SALARY     BONUS (1)    COMPENSATION
----------------------------------------------------------------  -----------  ----------  ------------  -------------
Frank Marfino...................................................        1996   $  400,307  $    200,000   $  4,536(2)
  President and Chief Executive Officer                                 1997   $  431,692  $    228,680   $  3,748(2)
                                                                        1998   $  460,384  $  1,447,702   $  3,534(2)

Lynn L. Shallcross..............................................        1996   $  162,230  $     30,000   $  2,080(3)
  President--Cost Cutters Division                                      1997   $  167,135  $     50,000   $  2,586(3)
                                                                        1998   $  171,231  $     50,000   $  3,126(3)

Todd H. Pluymers................................................        1996   $  127,500  $     37,500   $    723(4)
  Chief Financial Officer                                               1997   $  133,606  $     26,000   $    741(4)
                                                                        1998   $  140,674  $    227,500   $    747(4)

Barrie Levine...................................................        1996   $  120,729  $     18,000   $  1,568(5)
  Vice President--Pharmacy Operations                                   1997   $  124,423  $     12,200   $  1,620(5)
                                                                        1998   $  129,038  $     22,500   $  1,697(5)

William F. Gilligan.............................................        1996   $  101,230  $     10,000   $  1,395(6)
  Vice President--Distribution                                          1997   $  107,231  $    17,5000   $  1,738(6)
                                                                        1998   $  111,231  $     20,520   $  2,046(6)

------------------------

(1) Reflects bonuses paid during the fiscal year with respect to achievement of certain performance goals relating to the prior fiscal year. The amounts of annual bonuses that may be paid to the named executive officers for fiscal 1998 have not yet been determined. See "Certain Relationships and Related Transactions."

(2) Amounts include the values of the personal use of a company car equal to $1,300, $1,300 and $1,275 for fiscal 1996, 1997 and 1998, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $3,236, $2,448 and $2,259 for fiscal 1996, 1997 and 1998, respectively.

(3) Amounts include the values of the personal use of a company car equal to $520, $520 and $520 for fiscal 1996, 1997 and 1998, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $1,560, $2,066, and $2,606 for fiscal 1996, 1997, and 1998, respectively.

(4) Amounts include the values of the personal use of a company car equal to $530, $520 and $520 for fiscal 1996, 1997 and 1998, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $193, $221, and $227 for fiscal 1996, 1997, and 1998, respectively.

(5) Amounts include the values of the personal use of a company car equal to $520, $520 and $520 for fiscal 1996, 1997 and 1998, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $1,048, $1,100, and $1,177 for fiscal 1996, 1997, and 1998, respectively.

(6) Amounts include the values of the personal use of a company car equal to $510, $520 and $520 for fiscal 1996, 1997 and 1998, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $885, $1,218, and $1,526 for fiscal 1996, 1997, and 1998, respectively.

    STOCK OPTIONS TABLE

    The following table sets forth the number of options to purchase Common Stock held by the Company's Chief Executive Officer as of the end of fiscal 1998. None of the Company's four other most highly-compensated executive officers held any options to purchase Common Stock as of the end of fiscal 1998, and there were no options to purchase Common Stock granted during fiscal 1998.

                         FISCAL YEAR END OPTION VALUES

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                               OPTIONS AT FISCAL YEAR        IN-THE-MONEY OPTIONS
                                                                       END (#)              AT FISCAL YEAR-END ($)
                                                               EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE(1)
                                                               -----------------------  -------------------------------
Frank Marfino................................................        12,001/10,354                 $       0

------------------------

(1) The value of unexercised in-the-money options (each of which was granted in January 1995) is calculated by determining the difference between the book value of the Common Stock underlying the options at the end of fiscal 1998, which was negative, and the option exercise price. The Common Stock was not publicly traded at the end of fiscal 1998.

    EMPLOYMENT AGREEMENTS

    In connection with the acquisition of the Company by the Holding Company in 1995, the Company entered into Employment Agreements with each of Messrs. Marfino, Shallcross, Pluymers, Levine and Gilligan. Each of these Employment Agreements contains customary confidential information and inventions assignment provisions and provides for a one-year non-competition period upon termination.

    Mr. Marfino's Employment Agreement, which expires in January 2001, provides for Mr. Marfino to receive an annual base salary of $450,000 (subject to annual increases based on a consumer price index), and an incentive bonus based on the financial performance of the Company. Mr. Marfino is not entitled to receive a bonus for any fiscal year in which the Company's Actual EBITDA (as defined in the Employment Agreement) is less than 90% of a forecasted EBITDA. In the event that Actual EBITDA is more than 90% of forecasted EBITDA, Mr. Marfino will receive a bonus calculated with respect to the amount by which Actual EBITDA exceeds forecasted EBITDA, of which $50,000 is guaranteed. In the event that Mr. Marfino's employment is terminated by the Company prior to the end of the term of the Employment Agreement or any extension thereof, or he resigns under circumstances in which he is deemed to have terminated his employment for Good Reason (as defined therein), Mr. Marfino is entitled to receive his base salary through the end of the initial term of his Employment Agreement or any extension term and a pro rated minimum bonus and incentive bonus. In the event that Mr. Marfino's employment is terminated as a result of death or disability, Mr. Marfino or his estate is entitled to severance pay of one year of base salary and a pro rated minimum bonus and incentive bonus. In the event that Mr. Marfino's employment is terminated upon the expiration of the term of the Employment Agreement or any extension term, Mr. Marfino shall be entitled only to receive a pro rated minimum bonus and incentive bonus.

    The Employment Agreements for Messrs. Shallcross, Pluymers, Levine and Gilligan, each of which expires in January 2001, currently provide for base salaries of $172,000, $144,375, $130,000 and $112,000, respectively. The
Employment Agreement for Mr. Quinn, which expires in March 2001, currently provides for a base salary of $125,000. In the event that the employment of any of these officers is terminated during the respective terms of their Employment Agreements for death, disability, resignation or termination by the Company other than for "cause," the relevant officer will receive severance pay of his base salary for one year after termination. No severance pay is payable under any of the Employment Agreements in the event of termination for "cause."

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Neither the Board of Directors of the Company, nor the Board of Directors of the Holding Company, has ever maintained a compensation committee. Executive compensation decisions are considered and decided by all of the directors of the Company. All executive compensation decisions relating to fiscal 1998, including decisions relating to the compensation of Frank Marfino, the President and Chief Executive Officer of the Company, were decided by Mark DeBlois, Harvey Mallement and Frank Marfino, each of whom was a director of the Company during all of fiscal 1998. No officers or employees of the Company or the Holding Company other than Mr. Marfino participated in any discussions of the Board of Directors of either company regarding executive compensation.

    INDEBTEDNESS OF MANAGEMENT

    During fiscal 1998, Mr. Frank Marfino, the President and Chief Executive Officer of the Holding Company and the Company, and a director of the Holding Company and the Company, had an outstanding loan from the Company which was incurred by Mr. Marfino in connection with his purchase of shares of capital stock of the Company concurrently with the acquisition of the Company by the Holding Company in January 1995. In connection with this loan, Mr. Marfino executed a full-recourse promissory note to the Company which required Mr. Marfino to pay cash interest at a rate of 8% per annum. The largest amount of this loan that was outstanding during fiscal 1998 was $87,000, and this loan was repaid in October 1997. See "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              BENEFICIAL OWNERSHIP

    The Holding Company is the beneficial owner, with sole voting power and investment power, of 100% of the outstanding capital stock of the Company.

    The following table sets forth certain information regarding beneficial ownership of the Common Stock(1) and Preferred Stock(2) of the Holding Company
(i) by each person known to the Company to own beneficially more than 5% of each class of outstanding voting capital stock of the Holding Company, (ii) by each director of the Company and the Holding Company, (iii) by each of the executive officers of the

Company and the Holding Company named in the "Summary Compensation Table," and
(iv) by all directors and executive officers of the Company and the Holding Company as a group, as of July 25, 1998.

                                                   CLASS A COMMON STOCK                    PREFERRED STOCK
                                            -----------------------------------  ------------------------------------
                                             AMOUNT OF NATURE OF
                                                  BENEFICIAL        PERCENT OF     AMOUNT OF NATURE OF    PERCENT OF
NAME AND ADDRESS                                 OWNERSHIP(3)          CLASS     BENEFICIAL OWNERSHIP(3)     CLASS
------------------------------------------  ----------------------  -----------  -----------------------  -----------
BancBoston Ventures Inc. .................           159,389(4)          43.2%             --                 --
175 Federal St.
Boston, MA 02110

Mark H. DeBlois ..........................           159,389(5)          43.2%             --                 --
c/o BancBoston Ventures Inc.
175 Federal St.
Boston, MA 02110

Harvest Partners International, L.P. .....            51,851(6)          20.4%             --                 --
c/o Harvest Partners, Inc.
767 Third Avenue
New York, NY 10017

Harvey P. Mallement.......................            83,816(7)          32.9%             --                 --
c/o Harvest Partners, L.P.
767 Third Avenue
New York, NY 10017

Paribas Principal, Inc. ..................            40,000(8)          15.7%             --                 --
787 Seventh Avenue
New York, NY 10017

DBG Auslands-Holding GmbH.................            73,525(9)          28.9%             --                 --
Emil-von-Behring-Strasse 2
D-60439 Frankfurt-am-Main
Germany

Harvest Technology Partners, L.P. ........            17,901(6)           7.0%             --                 --
c/o Harvest Partners, Inc.
767 Third Avenue
New York, NY 10017

Banque Paribas............................            16,667(8)           6.1%             --                 --
787 Seventh Avenue
New York, NY 10019

European Development Capital                          14,064(6)           5.5%             --                 --
  Corporation N.V. .......................

c/o Harvest Partners, Inc.
  767 Third Avenue
  New York, NY 10017

Frank Marfino.............................            37,333(10)         14.6%              4,000              50.9%
Lynn L. Shallcross........................             8,211(11)          3.2%              1,073              13.6%
Todd H. Pluymers..........................             6,781(11)          2.7%                715               9.1%
William F. Gilligan.......................             6,781(11)          2.7%                715               9.1%
Barrie Levine.............................             2,927(11)          1.1%                143               1.8%
All Directors and Executive Officers as a
  Group (7 persons).......................           305,238(12)         82.4%              6,646              84.5%

------------------------

(1) The Common Stock is comprised of Class A Voting Common Stock, $.00001 par value per share ("Class A Common Stock"), and Class B Non-Voting Common Stock, $.00001 par value per share ("Class B Common Stock"), each having the same rights and privileges, other than with respect to voting rights and powers. Holders of shares of Class A Common Stock have full voting rights and powers as to all matters submitted to the stockholders of the Holding Company for vote, consent or approval. Shares of Class A Common Stock are convertible into shares of Class B Common Stock. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, except in the event that the holder is a bank holding company or subsidiary thereof and such holder is restricted by applicable banking laws from holding any (or any additional) shares with voting rights.

(2) The Preferred Stock of the Holding Company, $1.00 par value per share (the "Preferred Stock"), has a liquidation value of $100 per share and is mandatorily redeemable by the Holding Company on January 31, 2005, or optionally redeemable by the Holding Company at any time, in either case at the liquidation value thereof. Holders of Preferred Stock have no voting rights with respect to such shares.

(3) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security. A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

(4) Includes 114,397 shares of Class B Common Stock.

(5) The shares shown as beneficially owned by Mr. DeBlois represent 159,389 shares owned of record by BancBoston. Mr. DeBlois is a Managing Director of BancBoston and may be deemed to control BancBoston, and accordingly may be deemed to control the voting and disposition of the shares of Class A Common Stock owned by BancBoston. As such, Mr. DeBlois may be deemed to have shared voting and investment power with respect to all shares held by BancBoston. However, Mr. DeBlois disclaims beneficial ownership of the securities held by BancBoston.

(6) Harvest Partners International, L.P. ("Harvest Partners") is affiliated with Harvest Technology Partners, L.P. ("Harvest") and European Development Capital Corporation N.V. ("European Development"). In the aggregate, Harvest Partners, Harvest and European Development hold 83,816 shares of Class A Common Stock, representing 32.9% of the shares outstanding. Harvest Partners, Harvest and European each disclaim beneficial ownership of all shares held by the others.

(7) The shares shown as beneficially owned by Mr. Mallement represent 51,851 shares owned of record by Harvest Partners, 17,901 shares owned of record by Harvest and 14,064 shares owned of record by European Development. Mr. Mallement either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control the voting and disposition of the Class A Common Stock owned by each of Harvest Partners, Harvest and European Development, and accordingly may be deemed to have shared voting and investment power with respect to all shares held by each of Harvest Partners, Harvest and European Development. However, Mr. Mallement disclaims beneficial ownership of the securities held by each of Harvest Partners, Harvest and European Development except to the extent of his pecuniary interests therein.

(8) Paribas Principal, Inc. is affiliated with Banque Paribas, which holds a presently exercisable warrant to purchase 16,667 shares of Class A Common Stock, representing 6.1% of the shares of Class A Common Stock outstanding on a fully diluted basis. In the aggregate, on a fully diluted basis, Paribas Principal and Banque Paribas would hold, upon exercise of all such warrants, 56,667 shares of Class A

    Common Stock, representing 20.9% of the shares outstanding. Paribas Principal and Banque Paribas each disclaim beneficial ownership of all shares held by the other.

(9) Includes 73,525 shares of Class B Common Stock.

(10) Includes 1,334 shares subject to exercisable options. In addition, all of such shares are subject to repurchase by the Holding Company upon termination of employment under certain circumstances.

(11) All of such shares are subject to repurchase by the Holding Company upon termination of employment under certain circumstances.

(12) Includes 1,334 shares subject to exercisable options. In addition, 60,699 shares are subject to repurchase by the Holding Company upon termination of employment under certain circumstances. Except as noted above, the Company believes that the beneficial holders listed in the table above have sole voting power and investment power over the shares described as being beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In connection with the acquisition of the Company by the Holding Company, the Company entered into Employment Agreements with each of Mr. Frank Marfino, the President and Chief Executive Officer of the Company, Mr. Todd Pluymers, the Chief Financial Officer of the Company, Mr. Lynn Shallcross, the President of the Cost Cutters division of the Company, Mr. William Gilligan, the Vice President-- Distribution of the Company and Mr. Barrie Levine, the Vice President--Pharmacy Operations of the Company. In March 1998, the Company entered into an Employment Agreement with Mr. Michael Quinn, Vice President--Merchandising of the Company. See "Executive Compensation--Employment Agreements."

    The holders of a substantial majority of the outstanding Common Stock have also entered into a Stockholder Agreement pursuant to which such stockholders agreed (i) to vote their shares of Common Stock in favor of a specified size and composition of the respective Boards of Directors of the Holding Company and the Company, (ii) not to transfer shares of Common Stock in violation of such Stockholder Agreement, (iii) to consent to and participate in certain sales of the Holding Company approved by the Board of Directors of the Holding Company and holders of a majority of the Common Stock held by each of BancBoston and Harvest and certain transferees and (iv) not to vote in favor of, or permit the Board of Directors of the Holding Company to vote in favor of, certain actions relating to corporate governance, including the borrowing of money, the payment of dividends and the making of any guarantees of obligations of other persons, not approved by BancBoston and Harvest. See "Directors and Executive Officers."

    The Company is also bound by Management Fee Agreements each dated as of January 30, 1995 (as amended, the "Management Fee Agreements"), pursuant to which the Company is required to pay an annual fee of $125,000 to each of BancBoston and Harvest Partners, Inc., an affiliate of Harvest, in consideration for certain management services provided by such entities in connection with the administration of the Company's business. These services include providing advice and administrative oversight with respect to the Company's business direction and policy in the promotion, development and operation of the Company's business. The Company's obligations under the respective Management Fee Agreements shall continue so long as BancBoston or Harvest, as the case may be, owns any shares of capital stock of the Holding Company. Payments under the Management Agreements will constitute "Permitted Payments" under the Indenture.

    Banque Paribas, the agent for the Company's previous credit facility, holds a presently exercisable warrant (the "Paribas Warrant") to purchase 16,667 shares of Common Stock and Paribas Principal, Inc. ("Paribas Principal"), an affiliate of Banque Paribas, holds 40,000 shares of Common Stock. The Company repaid all amounts outstanding under its previous credit facility with a portion of the proceeds of the

Offering and terminated this credit facility simultaneously with the closing of the sale of the Senior Notes. After the consummation of the sale of the Senior Notes, Paribas Principal continued to hold 40,000 shares of Common Stock, and the Paribas Warrant remains outstanding. In connection with the payment of the Dividend, Banque Paribas and Paribas Principal received approximately $1.66 million and $4.0 million, respectively.

    The Holding Company, BancBoston, Harvest, Banque Paribas, Paribas Principal, Harvest Technology Partners, L.P., European Development Capital Corporation N.V., Deutsche Beteiligungsgesellschaft mbH, Frank Marfino and certain other stockholders of the Holding Company are party to a Registration Rights Agreement, dated as of January 30, 1995, pursuant to which the Holding Company granted the other parties thereto piggy-back registration rights with respect to their shares of Common Stock subject to certain limitations in the event of an underwritten offering, and certain demand registration rights which are exercisable during certain periods after the initial public offering of the Common Stock. In addition, if the Holding Company has not completed an initial public offering of its Common Stock prior to January 30, 2003, the holders of a majority of the securities initially issued to Banque Paribas and Paribas Principal are permitted to cause the Holding Company to effect such an initial public offering pursuant to the terms of the Registration Rights Agreement.

    The Company paid a dividend of approximately $45.0 million to the Holding Company out of the proceeds of the sale of the Senior Notes. The Holding Company paid the Dividend to its shareholders, including management and certain employees of the Company, BancBoston and Harvest. Messrs. Marfino, Shallcross, Pluymers, Gilligan and Levine received approximately $3.6 million, $578,000, $442,000, $436,000 and $142,000, respectively, and BancBoston, Harvest, Harvest Technology Partners, L.P. and European Development Capital Corporation N.V. received approximately $15.9 million, $5.2 million, $1.8 million and $1.4 million, respectively, from the Dividend.

    The Company paid one-time performance-related bonuses of approximately $1.2 million and $200,000 to Mr. Marfino and Mr. Pluymers, respectively, in fiscal 1998. These bonuses were paid pursuant to a commitment made by the Board of Directors of the Company in October 1997 to grant bonuses to these officers in such amounts in consideration of the contributions made by such officers to the growth and success of the Company over the period since its acquisition in January 1995.

    On October 16, 1997, the Holding Company issued amended and restated Subordinated Notes in the same principal amounts to the original holders thereof in connection with the issuance of the Original Notes and the Holding Company's Guarantee of such Notes. These Subordinated Notes were reissued in order to expressly provide for the subordination of the Holding Company's obligations thereunder to the obligations of the Holding Company under the Indenture, including its guarantee of the Senior Notes. No officers or directors of the Company or the Holding Company hold any Subordinated Notes, although the following 5% or greater shareholders of the Holding Company hold Subordinated Notes in the following original principal amounts:

NOTEHOLDER:                                                                                      PRINCIPAL AMOUNT:
-----------------------------------------------------------------------------------------------  -----------------
BancBoston.....................................................................................    $   5,753,890
Harvest........................................................................................        1,889,970
Harvest Technology Partners, L.P. .............................................................          643,210
European Development Capital Corporation, N.V. ................................................          505,286
DBG Auslands-Holding GmbH......................................................................        2,641,821
Paribas Principal..............................................................................        1,400,000

                                    PART IV.

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
    3.1    Certificate of Incorporation, as amended, of CDI Group, Inc. (the "Holding Company").*
    3.2    By-laws of the Holding Company.*
    3.3    Certificate of Incorporation, as amended, of Community Distributors, Inc. (the "Company").*
    3.4    Amended and Restated By-laws of the Company.*
    4.1    Indenture, dated as of October 16, 1997, by and among the Company, the Holding Company and the Bank of
           New York, as Trustee.*
    4.2    Form of the Company's 10 1/4% Senior Notes due 2004.*
   10.1    Investor Securities Purchase Agreement, dated as of January 30, 1995, by and among the Holding Company,
           BancBoston Ventures Inc. ("BBV"), Harvest Partners International, LP ("HPI"), Harvest Technology
           Partners, LP ("HPT"), European Development Capital Corporation N.V. ("EDCC") and Deutsche
           Beteiligungsgesellschaft mbH ("DBMBH", and together with BBV, HPI, HTP, EDCC and DBMBH, the
           "Investors"), as amended by that certain First Amendment to Securities Purchase Agreement, dated as of
           October 16, 1997, by and among the Holding Company and the Investors.*
   10.2    Purchase Agreement, dated as of October 10, 1997, by and among the Company, the Holding Company, DLJ and
           BSC.*
   10.3    Form of Holding Company's Amended and Restated Senior Subordinated Note due 2005.*
   10.4    Exchange Agency Agreement, dated as of February 13, 1998, among the Exchange Agent, the Holding Company and the Company.*
   10.5    Stockholder Agreement, dated as of January 30, 1995, by and among the Holding Company, the Investors,
           PPI, TAH, Tietbohl, Frank Marfino and any other officer, employee or director of the Holding Company who becomes a party thereto by executing an Instrument of Accession in the form of Schedule thereto and each other Person who becomes a part thereto by executing an Instrument of Accession (collectively, the
           "Stockholders"), as amended by that certain First Amendment to Stockholder Agreement, dated as of
           October 16, 1997, by and among the Holding Company with the Stockholders.*
   10.7    Company Stock Purchase Warrant, dated as of January 30, 1995, issued by the Holding Company to the Bank, as amended by that certain Amendment of Common Stock Purchase Warrant, Acknowledgment and Waiver, dated as of September 30, 1997, by and between the Company and the Bank.*
   10.8    Loan and Security Agreement, dated as of October 16, 1997, by and between PNC Bank, National Association and the Company.*
   10.9    The Company's $20,000,000 Revolving Loan Note, dated as of October 16, 1997.*
   10.10   Lease Agreement, dated as of May 15, 1995, by and between 105 Sylvania Place, L.L.C. and the Company
           (South Plainfield, New Jersey).*
   10.11   Lease Agreement, dated as of May 5, 1998, by and between JAM Realty Company and the Company (Branchburg
           Township (Somerville), New Jersey).*
   10.12   Sublease Agreement, dated as of May 20, 1998, between Mitsubishi Electronics America, Inc. and Community
           Distributors, Inc. (Somerset, New Jersey).
   10.13   Letter Agreement, dated as of October 16, 1997, by and between the Company and Frank Marfino regarding bonus payment.*
   10.15   Letter Agreement, dated as of October 16, 1997, by and between the Company and Todd H. Pluymers regarding bonus payment.*
   12.1    Statement re: Computation of Ratio of Earnings to Fixed Charges for the Company.
   12.2    Statement re: Computation of Ratio of Earnings to Fixed Charges for the Holding Company.

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
   21.1    List of Subsidiaries of CDI Group, Inc.*
   23.1    Consent of PricewaterhouseCoopers, LLP with respect to the financial statements of the Company
   23.2    Consent of PricewaterhouseCoopers, LLP with respect to the financial statements of the Holding Company
   24.1    Power of Attorney (included in signature page to Form 10-K).
   27.1    Financial Data Schedule.
   II.1    Community Distributors, Inc. Summary of Valuation and Qualifying Accounts
   II.2    CDI Group, Inc. Summary of Valuation and Qualifying Accounts

------------------------

* Incorporated by reference to the same numbered exhibit to the Registrants' Registration Statement No. 333-41281, on Form S-4, filed by the Registrants with respect to $80,000,000 aggregate principal amount of the Company's
    10 1/4% Senior Notes due 2004, Series B.

(b) All schedules other than Schedule 27, the Financial Data Schedule, and
    Schedule II, Summary of Valuation and Qualifying Accounts, have been omitted because either they are not required, are not applicable, or the information is otherwise set forth in the Consolidated Financial Statements and notes thereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 23, 1998.

                                COMMUNITY DISTRIBUTORS, INC.

                                By:              /s/ FRANK MARFINO
                                     -----------------------------------------
                                                   Frank Marfino
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                CDI GROUP, INC.

                                By:              /s/ FRANK MARFINO
                                     -----------------------------------------
                                                   Frank Marfino
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby appoints Frank Marfino and Todd H. Pluymers, and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with the authority to execute in the name of each such person, including exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K necessary or advisable to enable the Report to comply with the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof which amendments may make such other changes in the Report as the aforesaid attorney-in-fact executing the same deems appropriate.

    Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
                                President, Chief Executive
      /s/ FRANK MARFINO           Officer and Director of
------------------------------    Community Distributors,    October 23, 1998
        Frank Marfino             Inc. and CDI Group, Inc.

     /s/ MARK H. DEBLOIS        Director of Community
------------------------------    Distributors, Inc. and     October 20, 1998
       Mark H. DeBlois            CDI Group, Inc.

   /s/ HARVEY P. MALLEMENT      Director of Community
------------------------------    Distributors, Inc. and     October 23, 1998
     Harvey P. Mallement          CDI Group, Inc.

                                Chief Financial Officer of
                                  Community Distributors,
     /s/ TODD H. PLUYMERS         Inc. and CDI Group, Inc.
------------------------------    (principal financial and   October 19, 1998
       Todd H. Pluymers           accounting officer of
                                  each entity)