Form 10-Q
period 1998-10-24
COMMUNITY DISTRIBUTORS INC; CDI GROUP INC
filed 1998-12-08
CIK 774492, 940727

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended October 24, 1998

                                       OR

/__/ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                        Commission file number 0-21379

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


                               800 Cottontail Lane
                               Franklin Township
                           Somerset, New Jersey 08873
                    (Address of principal executive offices)

                                 (732) 748-8900
              (Registrants' telephone number, including area code)

                             251 Industrial Parkway
                               Branchburg Township
                          Somerville, New Jersey 08876
                         (Former address of registrants)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/  No /___/

--------------------------------------------------------------------------------

                          COMMUNITY DISTRIBUTORS, INC.
                                 CDI GROUP, INC.

                                      INDEX

  Item                                                                                                           Page
 Number                                                                                                          Number
-------                                                                                                          ------

PART I.           FINANCIAL INFORMATION

     Item 1.      Condensed Financial Statements

                  Community Distributors, Inc.

                  Condensed Statements of Operations (Unaudited) - For the
                     Three Months Ended October 24, 1998 and October 25, 1997.............................         3

                  Condensed Balance Sheets (Unaudited) - As of July 25, 1998 and October 24, 1998.........         4

                  Condensed Statements of Cash Flows (Unaudited) - For the
                     Three Months Ended October 24, 1998 and October 25, 1997.............................         5

                  Notes to Condensed Financial Statements of
                     Community Distributors, Inc..........................................................         6

                  CDI Group, Inc. and Subsidiary

                  Condensed Consolidated Statements of Operations (Unaudited) - For the
                     Three Months Ended October 24, 1998 and October 25, 1997.............................         8

                  Condensed Consolidated Balance Sheets (Unaudited) - As of October 24, 1998
                     and July 25, 1998....................................................................         9

                  Condensed Consolidated Statements of Cash Flows (Unaudited) - For the
                     Three Months Ended October 24, 1998 and October 25, 1997.............................         10

                  Notes to Condensed Consolidated Financial Statements of
                     CDI Group, Inc. and Subsidiary.......................................................         11

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                       of Operations......................................................................         13

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk..............................         17

PART II.          OTHER INFORMATION

     Item 4.      Other Information.......................................................................         19

     Item 5.      Exhibits and Reports on Form 8-K........................................................         19

                  Signatures..............................................................................         20


                         PART I -- FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

                          COMMUNITY DISTRIBUTORS, INC.
                       Condensed Statements of Operations
                                   (Unaudited)
                             (Amounts in thousands)


                                                                      Three Months Ended
                                                            October 24,               October 25,
                                                               1998                      1997
                                                           -----------                -------

Net sales                                                  $    60,121                $    54,722
Cost of sales                                                   44,428                     39,671
                                                           -----------                -----------
     Gross profit                                               15,693                     15,051
Selling, general and administrative expenses                    14,338                     12,678
Administrative fees                                                 63                         63
Depreciation and amortization                                    1,650                      1,467
Other income, net                                                  501                        105
                                                           -----------                -----------
     Operating income                                              143                        948
Interest expense, net                                            1,941                        718
                                                           -----------                -----------
Income (loss) before income taxes                               (1,798)                       230
Provision (benefit) for income taxes                              (971)                       349
                                                           ------------               -----------
     Net loss                                              $      (827)               $      (119)
                                                           ------------               -----------
                                                           ------------               -----------


See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                            Condensed Balance Sheets
                                  (Unaudited)
                             (Amounts in thousands)


                                                                     As of                     As of
                                                                  October 24,                July 25,
                                                                     1998                      1998
                                                                 -----------                 ---------
ASSETS:
     Cash and cash equivalents                                   $        --                $    10,770
     Accounts receivable                                               4,707                      1,079
     Inventory                                                        40,395                     29,246
     Prepaid expenses and other current assets                         2,450                      1,013
                                                                 -----------                -----------
         TOTAL CURRENT ASSETS                                         47,552                     42,108

     Property and equipment, net                                      10,821                     10,080
     Deferred charges and other assets                                 5,732                      6,290
     Goodwill, net                                                    31,124                     31,603
                                                                 -----------                -----------
TOTAL ASSETS                                                     $    95,229                $    90,081
                                                                 ------------               -----------
                                                                 ------------               -----------
LIABILITIES:
     Revolver borrowings                                         $     1,850                $        --
     Accounts payable                                                 21,637                     11,035
     Accrued expenses and other current liabilities                    6,066                      8,237
     Current portion of supplier advances                              1,068                      1,068
                                                                 -----------                -----------
         TOTAL CURRENT LIABILITIES                                    30,621                     20,340

     Long-term debt                                                   74,000                     80,000
     Supplier advances, net of current portion                         1,616                        629
     Other long-term liabilities                                       4,205                      3,498
                                                                 -----------                -----------
TOTAL LIABILITIES                                                    110,442                    104,467
                                                                 ------------               -----------

STOCKHOLDER'S DEFICIT:
     Common stock, $.01 par value, 1,000 shares authorized,
         issued and outstanding                                           --                         --
     Additional paid-in capital                                           --                         --
     Retained earnings                                                 2,329                      3,156
     Distribution in excess of capital                               (17,542)                   (17,542)
                                                                 ------------               -----------

         TOTAL STOCKHOLDER'S DEFICIT                                 (15,213)                   (14,386)
                                                                 ------------               -----------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                      $    95,229                $    90,081
                                                                 ------------               -----------
                                                                 ------------               -----------


See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                       Condensed Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                             (Amounts in thousands)


                                                                        Three Months Ended
                                                               October 24,               October 25,
                                                                1998                        1997
                                                               ----------                -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net loss                                                 $      (827)               $      (119)
     Depreciation and amortization                                  1,650                      1,500
     Non-cash rent expense                                            129                        119
     LIFO provision                                                   150                        300
     Gain on repurchase of Senior Notes                              (395)                        --
     Changes in operating assets and liabilities                   (7,789)                    (4,755)
                                                              ------------               -----------
NET CASH USED IN OPERATING ACTIVITIES                              (7,082)                    (2,955)

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                          (1,365)                      (663)
                                                              ------------               -----------
NET CASH USED IN INVESTING ACTIVITIES:                             (1,365)                      (663)

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Proceeds from revolver borrowings                              2,850                         --
     Repayments of revolver borrowings                             (1,000)                        --
     Cash overdraft                                                 1,432                         --
     Payments made on long-term debt                                   --                    (29,269)
     Proceeds from issuance of Senior Notes                            --                     80,000
     Repurchase of Senior Notes                                   (5,605)                         --
     Transaction fees paid                                             --                     (3,086)
     Dividend paid to parent                                           --                    (45,000)
     Additional capital received from parent                           --                        242
                                                              -----------                -----------
NET CASH (USED IN) FROM FINANCING ACTIVITIES                       (2,323)                     2,887

Net decrease in cash and cash equivalents                         (10,770)                      (731)
Cash and cash equivalents at beginning of period                   10,770                      1,870
                                                              -----------                -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $        --                $     1,139
                                                              -----------                -----------
                                                              -----------                -----------

See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                     Notes to Condensed Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)


(1)       BASIS OF PRESENTATION:

         The accompanying financial statements should be read in conjunction with the audited financial statements of Community Distributors, Inc. (the "Company"), and the notes thereto contained in the Company's annual report on Form 10-K dated October 15, 1998. The Company, a wholly owned subsidiary of CDI Group, Inc. (the "Parent"), is engaged in the operation of retail stores throughout New Jersey. These interim financial statements are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position and operating results for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

(2)       ESTIMATES:

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

(3)       CONTINGENCIES:

         The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the disposition of these lawsuits should not have a material impact on the Company's results of operations, financial position, and cash flows.

(4)       DEBT OFFERING:

         On October 16, 1997, the Company issued $80,000 of 10 1/4% Senior Notes Due 2004 ("Senior Notes") which are guaranteed by the Parent. The net proceeds from the sale of the Senior Notes was approximately $77,000. The Company used $29,000 of the net proceeds to refinance substantially all of its then existing indebtedness and $45,000 of the net proceeds were used to pay a dividend to the Parent, which then distributed a dividend in the same amount to its stockholders. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all outstanding Senior Notes.

         On October 16, 1997, the Company replaced its then existing credit facility with a $20,000 five year revolving credit facility (the "Facility") concurrent with the issuance of the Senior Notes. At October 25, 1997, there were no borrowings under the Facility. This Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is secured by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregated approximately $198 and $130 at October 24, 1998 and October 25, 1997, respectively. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances. In October 1998, the Company obtained a waiver from the lender under the Facility to permit the repurchase of an aggregate of $6,000 principal amount of Senior Notes.

                          COMMUNITY DISTRIBUTORS, INC.
                     Notes to Condensed Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)

         On October 6, 1998, the Company repurchased an aggregate of $5,000 principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On October 13, 1998, the Company repurchased an additional $1,000 principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. As of October 24, 1998, $74,000 aggregate principal amount of Senior Notes remained outstanding.

(5)       INVENTORY COSTING METHOD:

         Inventory at interim periods is valued on a last-in, first-out (LIFO) basis which is determined based on estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories which are taken twice a year. The results of the last physical inventory, which was taken on July 25, 1998, did not have a material impact on the results of operations.

(6)       SIGNIFICANT EVENT:

         On September 9, 1998, The Pharmacy Fund Receivables, Inc. filed for bankruptcy under Chapter 11 of the Federal bankruptcy code. In connection therewith, the Company is pursuing collection of approximately $455 of Third Party Plan prescription receivables that were purchased by The Pharmacy Fund Receivables, Inc. Subsequent to the filing for bankruptcy, the Company entered into a settlement agreement with The Pharmacy Fund Receivables, Inc. and expects to collect the uncollected receivables.

                         CDI GROUP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                             (Amounts in thousands)


                                                                    Three Months Ended
                                                          October 24,               October 25,
                                                             1998                      1997
                                                         -----------                -----------
Net sales                                                $    60,121                $    54,722
Cost of sales                                                 44,428                     39,671
                                                         -----------                -----------
     Gross profit                                             15,693                     15,051
Selling, general and administrative expenses                  14,338                     12,678
Administrative fees                                               63                         63
Depreciation and amortization                                  1,650                      1,467
Other income, net                                                501                        105
                                                         -----------                -----------
     Operating income                                            143                        948
Interest expense, net                                          2,380                      1,241
                                                         -----------                -----------
Loss before income taxes                                      (2,237)                      (293)
Provision (benefit) for income taxes                          (1,125)                       166
                                                         ------------               -----------
     Net loss                                            $    (1,112)               $      (459)
                                                         ------------               -----------
                                                         ------------               -----------

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                 As of                     As of
                                                                              October 24,                July 25,
                                                                                 1998                      1998
                                                                             -----------                -----------
ASSETS:
     Cash and cash equivalents                                               $        --                $    10,770
     Accounts receivable                                                           4,728                      1,098
     Inventory                                                                    40,395                     29,246
     Prepaid expenses and other current assets                                     2,604                      1,582
                                                                             -----------                -----------
         TOTAL CURRENT ASSETS                                                     47,727                     42,696

     Property and equipment, net                                                  10,821                     10,080
     Deferred charges and other assets                                             5,732                      6,290
     Goodwill, net                                                                31,124                     31,603
                                                                             -----------                -----------
TOTAL ASSETS                                                                 $    95,404                $    90,669
                                                                             -----------                -----------
                                                                             -----------                -----------
LIABILITIES:
     Revolver borrowings                                                     $     1,850                $        --
     Accounts payable                                                             21,637                     11,035
     Accrued expenses and other current liabilities                                6,066                      8,237
     Current portion of supplier advances                                          1,068                      1,068
                                                                             -----------                -----------
         TOTAL CURRENT LIABILITIES                                                30,621                     20,340
                                                                             -----------                -----------

     Long-term debt                                                               74,000                     80,000
     Subordinated debt                                                            18,958                     18,517
     Supplier advances, net of current portion                                     1,616                        629
     Other long-term liabilities                                                   2,256                      2,118
                                                                             -----------                -----------
TOTAL LIABILITIES                                                                127,451                    121,604
                                                                             -----------                -----------

COMMITMENTS AND CONTINGENCIES:
     Redeemable preferred stock, $1.00 par value, 7,862 authorized,
         issued and outstanding, redemption value $100 per share                     786                        786
     Redeemable shares of Class A voting common stock, 57,963
         shares issued and outstanding at net redemption
         value at October 24, 1998 and July 25, 1998                                 493                        493

STOCKHOLDERS' DEFICIT:
     Class A voting common stock, $.00001 par value, authorized 600,000 shares,
         196,632 issued and outstanding at
         October 24, 1998 and July 25, 1998                                           --                         --
     Class B voting common stock, $.00001 par value, authorized
         600,000 shares, 187,922 issued and outstanding at
         October 24, 1998 and July 25, 1998                                           --                         --
     Additional paid-in capital                                                       --                         --
     Retained earnings                                                             1,278                      2,390
     Distribution in excess of capital                                           (34,604)                   (34,604)
                                                                             ------------               -----------
         TOTAL STOCKHOLDERS' DEFICIT                                             (33,326)                   (32,214)
                                                                             ------------               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $    95,404                $    90,669
                                                                             -----------                -----------
                                                                             -----------                -----------

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)


                                                                      Three Months Ended
                                                              October 24,               October 25,
                                                                 1998                      1997
                                                              -----------               -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net loss                                                $    (1,112)               $      (459)
     Depreciation and amortization                                 1,650                      1,500
     Non-cash rent expense                                           129                        119
     LIFO provision                                                  150                        300
     Non-cash interest expense                                       441                        527
     Gain on repurchase of Senior Notes                             (395)                        --
     Changes in operating assets and liabilities                  (7,945)                    (5,037)
                                                             ------------               -----------
NET CASH USED IN OPERATING ACTIVITIES                             (7,082)                    (3,050)

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                         (1,365)                      (663)
                                                             ------------               -----------
NET CASH USED IN INVESTING ACTIVITIES                             (1,365)                      (663)

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Proceeds from revolver borrowings                             2,850                         --
     Payments made on revolver borrowings                         (1,000)                        --
     Cash overdraft                                                1,432                         --
     Payments made on long-term debt                                  --                    (29,269)
     Proceeds from issuance of Senior Notes                           --                     80,000
     Repurchase of Senior Notes                                   (5,605)                        --
     Transaction fees paid                                            --                     (3,086)
     Dividend paid to stockholders                                    --                    (45,000)
     Proceeds from exercise of stock options                          --                        242
     Proceeds from loans to officers and directors                    --                        182
     Payments of subordinated debt                                    --                        (87)
                                                             -----------                ------------
NET CASH (USED IN) FROM FINANCING ACTIVITIES                      (2,323)                     2,982

Net decrease in cash and cash equivalents                        (10,770)                      (731)
Cash and cash equivalents at beginning of period                  10,770                      1,870
                                                             -----------                -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $        --                $     1,139
                                                             -----------                -----------
                                                             -----------                -----------

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)
(1)       BASIS OF PRESENTATION:

         The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of CDI Group, Inc. and Subsidiary (the "Company"), and the notes thereto contained in the Company's annual report on Form 10-K dated October 15, 1998. The Company, and these consolidated financial statements, consist of an operating entity, Community Distributors, Inc. (the "Subsidiary") which is engaged in the operation of retail stores throughout New Jersey, and a holding company, CDI Group, Inc. (the "Parent") which conducts no independent operations. These interim consolidated financial statements are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position and operating results for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

(2)       ESTIMATES:

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

(3)       CONTINGENCIES:

         The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the disposition of these lawsuits should not have a material impact on the Company's consolidated results of operations, financial position, and cash flows.

(4)       DEBT OFFERING:

         On October 16, 1997, the Subsidiary issued $80,000 of 10 1/4% Senior Notes Due 2004 ("Senior Notes") which are guaranteed by the Company. The net proceeds from the sale of the Senior Notes was approximately $77,000. The subsidiary used $29,000 of the net proceeds to refinance substantially all of its then existing indebtedness and $45,000 of the net proceeds were used to pay a dividend to the Parent, which then distributed a dividend in the same amount to its stockholders. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all outstanding Senior Notes.

                         CDI GROUP, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)

         On October 16, 1997, the Company's wholly owned and consolidated subsidiary replaced its then existing credit facility with a $20,000 five year revolving credit facility (the "Facility") concurrent with the issuance of the Senior Notes. At October 25, 1997, there were no borrowings under the Facility. This Facility bears interest at either prime rate or LIBOR plus 1.75% and is secured by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregated approximately $198 and $130 at October 24, 1998 and October 25, 1997, respectively. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances. In October 1998, the Company obtained an amendment to the facility permitting the repurchase of an aggregate of $6,000 principal amount of Senior Notes.

         On October 6, 1998, the Company repurchased an aggregate of $5,000 principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On October 13, 1998, the Company repurchased an additional $1,000 principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. As of October 24, 1998, $74,000 aggregate principal amount of Senior Notes remained outstanding.

         In addition to the outstanding Senior Notes issued by the subsidiary, the Parent had outstanding long term debt, consisting of senior subordinated notes due January 31, 2005, in the amount of $18,958 and $18,517 at October 24, 1998 and July 25, 1998, respectively, which includes accrued interest.

(5)       INVENTORY COSTING METHOD:

         Inventory at interim periods is valued on a last-in, first-out (LIFO) basis which is determined based on estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories which are taken twice a year. The results of the last physical inventory, which was taken on July 25, 1998, did not have a material impact on the results of operations.

(6)       SIGNIFICANT EVENT:

         On September 9, 1998, The Pharmacy Fund Receivables, Inc. filed for bankruptcy under Chapter 11 of the Federal bankruptcy code. In connection therewith, the Company is pursuing collection of approximately $455 of Third Party Plan prescription receivables that were purchased by The Pharmacy Fund Receivables, Inc. Subsequent to the filing for bankruptcy, the Company entered into a settlement agreement with The Pharmacy Fund Receivables, Inc. and expects to collect the uncollected receivables.

Item 2.  Management's Discussion And Analysis Of Financial Condition
            And Results Of Operations

Cautionary Note

         This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, (i) statements about possible changes in the rate of increase of pharmacy sales to Third Party Plans as a percentage of total pharmacy sales, and its impact on profitability; (ii) the impact on Community Distributors, Inc. (the "Company") of its entrance into a lease for new headquarters and warehouse space; (iii) the ability of the Company to meet its debt service obligations and to fund anticipated capital expenditures and working capital requirements in the future; (iv) the amount and sufficiency of the Company's planned expenditures to address the year 2000 dating problem; (v) the impact on the Company of the bankruptcy of The Pharmacy Fund Receivables, Inc. and the Company's expectations regarding the recovery of funds owed to it by such party; and (vi) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company and the Holding Company as of the date of this Quarterly Report on Form 10-Q, and the Company and the Holding Company caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Prospectus dated February 13, 1998 of the Company and of CDI Group, Inc. (the "Holding Company"). These risks include, among others, the following:

          - Risks relating to the Company's substantial leverage and interest expense obligations.

          - Risks that the possible repeal of "Freedom of Choice" and "Any Willing Provider" legislation in the State of New Jersey will hurt the Company's competitive position vis-a-vis larger drug store chains.

          - Risks that the Company's right to use the tradenames "Drug Fair" and "Cost Cutters" may be challenged.

          - Risks that adverse changes in economic, competitive and regulatory conditions in northern and central New Jersey, or the country as a whole, may negatively impact the Company's operating results.

          - Risks that uncertainty in the Company's ability to renew leases for its more profitable locations may negatively impact the Company's operating results.

          - Risks that increased participation by the Company's customers in Third Party Plans will continue to erode the Company's margins on the sale of pharmacy products.

          - Risks of increased competition from mass merchandisers and chain drugstores.

          - Risks imposed by state and federal regulation of the sale of pharmacy products and health care in general.

          - Risks that the Company will be unable to find suitable locations for expansion or that new store locations will not prove profitable within a reasonable period of time.

General

         The Company was founded in 1954 and until 1990 was managed primarily by its founders. The Holding Company is the owner of all of the outstanding capital stock of the Company. Since 1990, the Company has experienced significant growth led by Frank Marfino, the Company's current Chief Executive Officer. The Company currently operates a chain of 47 drug and general merchandise stores, with 30 drugstores operating under the "Drug Fair" name, 17 general merchandise stores operating under the "Cost Cutters" name.

Results of Operations

         Except where indicated below, the following discussion relates to the operations of the Company only. The Holding Company conducts no operations separate from the Company.

Comparison of the Three Months Ended October 24, 1998 (the "1999 Period") with the Three Months Ended October 25, 1997 (the "1998 Period").

         Net sales for the 1999 Period was $60.1 million as compared to $54.7 million for the 1998 Period, an increase of $5.4 million, or 9.9%. This increase, which includes a 3.9% increase in same-store sales, was primarily due to (i) a 6.1% increase in sales of non-pharmacy products, from $40.3 million for the 1998 Period to $42.8 million for the 1999 Period, and (ii) a 20.2% increase in pharmacy sales, from $14.4 million for the 1998 Period to $17.3 million for the 1999 Period, including a 27.1% increase in pharmacy sales to Third Party Plans from $10.7 million for the 1998 Period to $13.6 million for the 1999 Period. The Company attributes the increase in net sales of non-pharmacy products to the opening of three new store locations and the acquisition of inventory and customer lists of an independent pharmacy during the 1999 Period as compared to no new store locations or customer list acquisitions during the 1998 Period, as well as increased customer traffic in the Company's stores associated with the increase in total pharmacy sales. The number of prescriptions filled (including prescriptions filled for Third Party Plans) was approximately 425,000 for the 1999 Period as compared to approximately 379,000 for the 1998 Period, an increase of approximately 46,000, or 12.1%. The number of prescriptions filled for Third Party Plan customers increased to approximately 335,000 for the 1999 Period, as compared to 278,000 for the 1998 Period, an increase of 20.5%. Pharmacy sales to non-Third Party Plan customers were $3.7 million in both the 1998 and 1999 Periods, remaining unchanged primarily as the result of increased participation of the Company's customers in Third Party Plans coupled with a decrease in the volume of pharmacy products sold to non-Third Party Plan customers, which was partially offset by increased prices on pharmacy products, as prescriptions filled for such customers decreased from approximately 101,000 prescriptions in the 1998 Period to approximately 90,000 in the 1999 Period.

         Gross profit was $15.7 million for the 1999 Period, as compared to $15.1 million for the 1998 Period, an increase of 4.0%. Gross profit as a percentage of net sales was 26.1% for the 1999 Period as compared to 27.5% for the 1998 Period. This 1.4% decrease in gross profit as a percentage of sales was due primarily to (i) a decline in the margin on both pharmacy and non-pharmacy merchandise, and (ii) the fact that pharmacy sales, which generate lower margins than sales of other merchandise, represented a higher percentage of total sales in the 1999 Period as compared to the 1998 Period. Although management expects that Third Party Plans sales as a percentage of total sales will continue to increase, management believes that as this rate of increase slows, margins will stabilize, resulting in pharmacy gross profit growth that more closely approximates pharmacy sales growth rates. Management believes that the rate of increase in Third Party Plan prescription sales as a percentage of total pharmacy sales will slow because the current growth rate, if continued, would quickly reach the point at which almost all members of the population who may be eligible for enrollment in Third Party Plans will be so covered. However, management believes there will always be some pharmacy customers who do not enroll in Third Party Plans. The Company is unable to estimate when this increase will slow, or stop, if at all. Because of the lower margins on prescription sales to Third Party Plan participants, management believes that the increase in Third Party Plan prescription sales as a percentage of total pharmacy sales will negatively impact profit margin, although this may be partly or wholly offset by increases in non-pharmacy sales that may result from increased floor traffic associated with increased pharmacy sales. There can be no assurance, however, that the increase in Third Party Plan prescription sales as a percentage of total prescription sales will continue, or that any resulting decrease in overall margins will be offset.

         Gross profit on total pharmacy sales (including sales to Third Party Plans) was $3.4 million for the 1999 Period as compared to $3.0 million for the 1998 Period, an increase of 13.3%, which was primarily the result of the increase in sales on a same store basis combined with the maturing of new stores opened in the 1998 and 1997 fiscal years. Gross profit on sales to Third Party Plans was $2.2 million for the 1999 Period as compared to $1.7 million for the 1998 Period, and increase of 29.4%, which was primarily the result of the increase in sales of prescriptions to Third Party Plan customers as a percent of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $1.3 million in both the 1999 and 1998 Periods, remaining unchanged as a result of the lower volume of sales to non-Third Party Plan customers.

         Gross profit on non-pharmacy sales was $12.3 million for the 1999 Period, as compared to $12.1 million for the 1998 Period, an increase of 1.6%. Gross profit as a percentage of non-pharmacy sales was 28.6% for the 1999 Period as compared to 29.9% for the 1998 Period, a decrease of 1.3%. Gross profit on non-pharmacy sales declined primarily due to increased levels of competition in the Company's market, which caused the Company to reduce the gross profit on advertised merchandise as well as higher levels of sales in lower gross profit categories, including convenience foods.

         Selling, general and administrative expense as a percentage of net sales was 23.8% for the 1999 Period, as compared to 23.2% for the 1998 Period, an increase of 0.6%. This increase in selling, general and administrative expenses is primarily due to the higher cost of occupancy in connection with the Company's consolidation of its warehouses and corporate office into one larger facility as well as higher levels of selling, general and administrative expenses incurred at its three new store openings during the period as new store pre-opening costs are expensed as incurred.

         Net interest expense was $1.9 million in the 1999 Period as compared to $0.7 million in the 1998 Period, an increase of $1.2 million resulting from the higher level of outstanding debt incurred in connection with the issuance of $80 million of the Company's 10 1/4% of Senior Notes Due 2004 ("Senior Notes") in October 1997. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $0.4 million for the 1999 Period as compared to $0.5 million for the 1998 Period, a decrease of $0.1 million, resulting from the higher principal amount outstanding during the 1998 Period under a loan to an officer of the Company which was repaid concurrently with the issuance of the Senior Notes.

         Depreciation and amortization expense for the 1999 Period was $1.7 million as compared to $1.5 million for the 1998 Period, an increase of 13.3%. The 1999 Period included a one-time write off of $0.3 million of unamortized deferred financing costs related to the repurchase of Senior Notes while the 1998 Period included a one-time write off of unamortized deferred financing costs of $0.4 million related to paydown of the Company's old credit facility in connection with the issuance of the Senior Notes. Excluding the above one-time charges in both the 1999 and 1998 Periods, depreciation and amortization expense for the 1999 Period was $1.4 million as compared to $1.1 million for the 1998 Period, an increase of 27.3%, which resulted from the higher level of amortization of deferred financing costs incurred in connection with the issuance of the Senior Notes.

         Other income, net was $0.5 million for the 1999 Period as compared to $0.1 million for the 1998 Period, an increase of $0.4 million which is the result of the one time gain on the repurchase of the aggregate $6.0 million of Senior Notes in the 1999 Period.

         The net loss for the 1999 Period was $0.8 million as compared to a net loss of $0.1 million in the 1998 Period, an increased loss of $0.7 million which is due to lower operating income and to increased levels of interest, depreciation and amortization incurred. The net loss for the Holding Company for the 1999 Period was $1.1 million as compared to a net loss of $0.5, an increase of $0.6 million, principally as a result of the factors described above as well as the compounded interest incurred on the Holding Company's outstanding subordinated debt.

Liquidity and Capital Resources

Comparison of the Three Months Ended October 24, 1998 (the "1999 Period") with the Three Months Ended October 25, 1997 (the "1998 Period").

         During the 1999 Period, cash used in operations was $7.1 million as compared to $3.0 million for the 1998 Period, an increase of $4.1 million. The increase in cash used in operations is the result of the higher level of investment in seasonal inventory due to the greater number of stores, the result of the investment in inventory for three new store openings during the 1999 Period as compared to no new openings during the 1998 Period, and the result of slower collection of Third Party Plan prescription receivables due to the bankruptcy filing of The Pharmacy Fund Receivables, Inc. with whom the Company had an arrangement to factor its Third Party Plan prescription receivables. Cash used in investing activities was $1.4 million during the 1999 Period as compared to $0.7 million during the 1998 Period, an increase of $0.7 million, which was the result of the three new store openings during the 1999 Period as compared to no new store openings during the 1998 Period. Cash used in financing activities was $2.3 million during the 1999 Period as compared to cash provided by financing activities of $2.9 million during the 1998 Period.
During the 1998 Period, the cash provided by financing activities resulted from the net proceeds, after payment of the dividend to the common shareholders of the Holding Company, of the issuance of the $80.0 million of Senior Notes. The cash used during the 1999 Period consisted of $5.6 million for the repurchase of $6.0 million aggregate principal amount of Senior Notes offset by $3.3 million of borrowings on the Company's $20.0 million revolving credit facility (the "Facility"), inclusive of a cash overdraft of $1.4 million.

         The Company believes that, based on anticipated levels of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes, when due and to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of its fiscal years ending July 31, 1999 and July 29, 2000. The Company's ability to make scheduled payments of principal or interest on, or to refinance its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. Although the Company's cash flow and borrowings under the Facility are intended to cover the Company's debt service obligations and working capital requirements over the near term, the Facility does not mature until October 2002, and the Senior Notes do not mature until October 2004. Accordingly, the Company's principal financing expenses over the near term are expected to relate to the payment of interest on such indebtedness. The Company expects that substantially all of its borrowings under its credit facility will bear interest at floating rates, therefore, the Company's financial condition will be affected by any changes in prevailing rates.

         To date, the Company has repurchased $6.0 million of its outstanding Senior Notes. The Company may in the future repurchase additional Senior Notes if it is able to obtain appropriate waivers under the Facility and such Senior Notes are available at a discount. Any such repurchases could affect the Company's ability to cover its debt service obligations and working capital requirements in the future.

Year 2000

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. To the extent that a business system does not fail or make miscalculations as a result of the Year 2000 date change, such a system is described as being "Year 2000 Compliant." While the Company believes that it has been taking adequate steps to make sure that its business systems are Year 2000 Compliant, and does not believe that it will incur material costs to prepare for the Year 2000 date change, achieving complete Year 2000 Compliance is subject to various risks and uncertainties, and there can be no assurance that the Year 2000 date change will not lead to failures of such systems that may have a material adverse effect on the Company's future results of operations and financial condition. The Company has been aware of the possible impact of Year 2000 issues on its operations for some time and has focused on making its business systems Year 2000 Compliant since that time.

         In anticipation of the Company's continued growth and need for additional functionality, the Company has sought to acquire packaged software solutions as compared to the internal development of software solutions. As a result, a majority of the Company's Year 2000 Compliance issues have been resolved by continuously deploying the most recently available versions of the packaged software solutions. During 1996, the Company decided to deploy the JDA Software, Inc. Merchandise Management System ("MMS"), which it believes, based on representations from its licensor, to be Year 2000 Compliant. The cost incurred for the implementation of the MMS was approximately $1.6 million, was completed in October 1998, and was paid for out of the Company's budgeted capital expenditures during fiscal years 1997 and 1998 and first fiscal quarter of 1999. The MMS addresses the Year 2000 Compliance issue in the areas of purchasing, inventory management, cost management, retail price management, sales audit, and accounts payable. The Company has evaluated its other packaged software solutions for the areas of payroll, human resources, general ledger, budgeting, cost allocations, fixed assets, point-of-sale, and pharmacy and has determined that the implementation of the next version of the applicable packaged software solutions, estimated to be implemented by June 1999, will enable the Company to be Year 2000 Compliant in these areas. Finally, the Company is in the process of evaluating the remaining internally developed software applications for Year 2000 Compliance and estimates that the required modifications to those solutions will be completed by September
1999. These internally developed software applications provide functionality in the areas of inventory returns to vendors, advertising and warehouse management.

         The Company estimates that approximately $1.1 million of additional costs will be incurred during the remaining nine months of fiscal 1999 and first five months of fiscal 2000 in order to achieve Year 2000 Compliance for all of its critical systems. The expenditures are estimated as follows: $0.2 million for the upgrade to the most recent version of the Lawson Associates, Inc. financial packaged software solution, which includes general ledger, cost allocations, budgeting, payroll, and human resources; $0.1 million for the cost to upgrade to the current packaged software solution for store point-of-sale and pharmacy systems; $0.2 million for modification of the existing internally developed warehouse space management, receiving and distribution systems; $0.3 million for the purchase of new point-of-sale and pharmacy system hardware upgrades at the Company's stores and corporate office; $0.1 million for the purchase of store radio frequency equipment which is used for the purpose of price auditing and merchandise ordering, and $0.2 million for the modification of the remaining internally developed software solutions, as well as for the purchase of replacement personal computers at the Company's corporate office. In connection with the modification of the remaining internally developed software solutions, the Company will develop formal contingency plans to deal with any failures by its internal processing systems or packaged software solutions which may not be Year 2000 Compliant. The Company does not anticipate having to defer any other information technology projects in order to achieve timely resolution of the Year 2000 dating problem.

         The Company relies upon various third parties for merchandise and services. Interruption of supplier operations, due to their lack of Year 2000 Compliance could significantly affect the Company's operations, particularly if the Company is unable to acquire merchandise for sale in its stores. The Company has initiated efforts to evaluate the status of its suppliers efforts toward achieving Year 2000 Compliance and, if necessary, to define appropriate contingency plans. The Company expects to have the evaluation of its suppliers' Year 2000 Compliance completed by approximately June 1999 and the applicable contingency plans in place by approximately October 1999. Various contingency plans could include identification of alternate suppliers and accumulation of inventory to assure merchandise is available for sale in its stores. The evaluations of suppliers are a means to ensure the continued flow of merchandise and services to the Company, but cannot eliminate the potential for disruption due to lack of Year 2000 Compliance by a third party supplier.

         The Company's evaluation of Year 2000 Compliance, both of its internal systems and of its suppliers, is an ongoing process in order to minimize the risk to the company for a disruption of operations, liquidity, and financial condition. Due to the uncertainty of Year 2000 Compliance by the Company's third party suppliers as noted above, the Company is establishing applicable contingency plans, which it believes will appropriately address Year 2000 Compliance. However, no assurance can be given that such contingency plans will address all potential Year 2000 Compliance failures.

Item 3.  Quantitative and Qualitative Information About Market Risk

         Neither the Company nor the Holding Company engages in trading market risk sensitive instruments or purchases hedging instruments or "other than trading" instruments that are likely to expose the Company or the Holding Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Neither the Company nor the Holding Company has purchased options or entered into swaps or forward or futures contracts. The ability of the Company and the Holding Company (as guarantor) to make periodic interest payments on the Senior Notes, at a fixed rate of 10 1/4%, is not directly affected by fluctuations in the market. The Company's primary market risk exposure is that of interest rate risk on borrowings under the Facility, which are subject to interest rates based either on the lender's prime rate or London Interbank Offered Rate ("LIBOR"), and a change in the applicable interest rate would affect the rate at which the Company could borrow funds.

                          PART II -- OTHER INFORMATION

Item 4.  Other Information

Item 5.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.1  Financial Data Schedule of Community Distributors, Inc.

                  27.2  Financial Data Schedule of CDI Group, Inc.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended October 24, 1998.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                  COMMUNITY DISTRIBUTORS, INC.

December 8, 1998                  By:      /s/ Todd H. Pluymers
                                      -------------------------
                                           Todd H. Pluymers,
                                           Chief Financial Officer
                                           (Authorized Officer and Principal
                                           Finance and Accounting Officer)

                                           CDI GROUP, INC.

December 8, 1998                  By:      /s/ Todd H. Pluymers
                                      -------------------------
                                            Todd H. Pluymers,
                                            Chief Financial Officer
                                            (Authorized Officer and Principal
                                            Finance and Accounting Officer)