Form 10-Q
period 1999-01-23
COMMUNITY DISTRIBUTORS INC; CDI GROUP INC
filed 1999-03-10
CIK 774492, 940727

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             X     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED JANUARY 23, 1999

                                       OR

      ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

                                 (732) 748-8900
              (Registrants' telephone number, including area code)


    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.       Yes X         No
                                                        ---          ---

                          COMMUNITY DISTRIBUTORS, INC.
                          ----------------------------
                                 CDI GROUP, INC.
                                 ---------------
                                      INDEX
                                      -----

   ITEM                                                                                                       PAGE
  NUMBER                                                                                                     NUMBER
  ------                                                                                                     ------
PART I.   FINANCIAL INFORMATION
     Item 1.  Condensed Financial Statements ..................................................................3

          COMMUNITY DISTRIBUTORS, INC.

              Condensed Statements of Operations (Unaudited) - For the Three
              and Six Month Periods Ended January 23, 1999 and January 31, 1998................................3

              Condensed Balance Sheets (Unaudited) - As of January 23, 1999 and
              July 25, 1998....................................................................................4

              Condensed Statements of Cash Flows (Unaudited) - For the Three
              and Six Month Periods Ended January 23, 1999 and January 31, 1998................................5

              Notes to Condensed Financial Statements of
              Community Distributors, Inc. ....................................................................6

          CDI GROUP, INC. AND SUBSIDIARY

              Condensed Consolidated Statements of Operations (Unaudited) - For the Three
              and Six Month Periods Ended January 23, 1999 and January 31, 1998 ...............................8

              Condensed Consolidated Balance Sheets (Unaudited) - As of January 23, 1999
              and July 25, 1998 ...............................................................................9

              Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Three
              and Six Month Periods Ended January 23, 1999 and January 31, 1998...............................10

              Notes to Condensed Consolidated Financial Statements of
              CDI Group, Inc. and Subsidiary .................................................................11

     Item 2. Management's Discussion and Analysis of Financial Condition and Results
                  of Operations ..............................................................................13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................21

PART II.  OTHER INFORMATION

     Item 4  Other Information ...............................................................................22

     Item 5.  Exhibits and Reports on Form 8-K ...............................................................22

              SIGNATURES .....................................................................................23

                         PART I - FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     -----------------------------    -----------------------------
                                                       January 23,     January 31,      January 23,    January 31,
                                                          1999           1998              1999           1998
                                                     -------------   -------------    -------------  --------------

Net sales                                               $   75,487      $   74,463       $  135,608      $  129,185
Cost of sales                                               52,666          52,783           97,094           2,454
                                                        ----------      ----------       ----------      ----------
  Gross profit                                              22,821          21,680           38,514          36,731
Selling, general and administrative expenses                16,108          14,760           30,445          27,438
Administrative fees                                             62              63              125             126
Depreciation and amortization                                1,327           1,258            2,978           2,725
Other income, net                                               78             147              579             252
                                                        ----------      ----------       ----------      ----------
  Operating income                                           5,402           5,746            5,545           6,694
Interest expense, net                                        1,988           2,241            3,928           2,959
                                                        ----------      ----------       ----------      ----------
  Income before income taxes                                 3,414           3,505            1,617           3,735
Provision for income taxes                                   1,844           1,687              873           2,036
                                                        ----------      ----------       ----------      ----------
  Net income                                            $    1,570      $    1,818       $      744      $    1,699
                                                        ----------      ----------       ----------      ----------
                                                        ----------      ----------       ----------      ----------

See accompanying notes to condensed financial statements.

                                          COMMUNITY DISTRIBUTORS, INC.
                                            CONDENSED BALANCE SHEETS
                                                  (UNAUDITED)
                                             (Amounts in thousands)

                                                                             As of             As of
                                                                           January 23,        July 25,
                                                                              1999              1998
                                                                         --------------     ------------
ASSETS:
  Cash and cash equivalents                                              $            -   $       10,770
  Accounts receivable                                                             5,939            1,079
  Inventory                                                                      39,073           29,246
  Prepaid expenses and other current assets                                         917            1,013
                                                                         --------------   --------------
     TOTAL CURRENT ASSETS                                                        45,929           42,108

  Property and equipment, net                                                    11,824           10,080
  Deferred charges and other assets                                               5,767            6,290
  Goodwill, net                                                                  30,645           31,603
                                                                         --------------   --------------
TOTAL ASSETS                                                             $       94,165   $       90,081
                                                                         --------------   --------------
                                                                         --------------   --------------

LIABILITIES:
  Revolver borrowings                                                    $            -   $            -
  Accounts payable                                                               21,143           11,035
  Accrued expenses and other current liabilities                                  7,273            8,237
  Current portion of supplier advances                                            1,068            1,068
                                                                                  -----            -----
     TOTAL CURRENT LIABILITIES                                                   29,484           20,340

  Long-term debt                                                                 74,000           80,000
  Supplier advances, net of current portion                                       1,146              629
  Other long-term liabilities                                                     4,297            3,498
                                                                         --------------   --------------
TOTAL LIABILITIES                                                        $      108,927   $      104,467
                                                                         --------------   --------------

STOCKHOLDER'S DEFICIT:
  Common stock, $.01 par value, 1,000 shares authorized,
     issued and outstanding                                                           -                -
  Additional paid-in capital                                                          -                -
  Retained earnings                                                               2,780            3,156
  Distribution in excess of capital                                             (17,542)         (17,542)
                                                                         --------------   --------------

TOTAL STOCKHOLDER'S DEFICIT                                                     (14,762)         (14,386)
                                                                         --------------   --------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                              $       94,165   $       90,081
                                                                         --------------   --------------
                                                                         --------------   --------------

See accompanying notes to condensed financial statements.

                                          COMMUNITY DISTRIBUTORS, INC.
                                       CONDENSED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                             (Amounts in thousands)

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      -----------------------------    -----------------------------
                                                        January 23,    January 31,      January 23,    January 31,
                                                           1999           1998              1999           1998
                                                      -------------   -------------    -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $     1,570     $     1,818      $       744     $     1,699
  Depreciation and amortization                               1,327           1,258            2,978           2,725
  Non-cash rent expense                                         121             102              249             221
  LIFO provision                                                150             300              300             600
  Gain on repurchase of Senior Notes                              -               -            (395)               -
  Changes in operating assets and liabilities               (2,970)           2,553          (9,327)         (2,170)
                                                        -----------     -----------      -----------     -----------
NET CASH FROM (USED IN) OPERATING ACTIVITIES                    198           6,031          (5,451)           3,075

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                      (1,639)         (1,288)          (3,005)         (1,950)
                                                        -----------     -----------      -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                       (1,639)         (1,288)          (3,005)         (1,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolver borrowings                           7,860             900            9,710             900
  Repayments of revolver borrowings                         (9,710)           (900)          (9,710)           (900)
  Cash overdraft                                              4,411               -            4,411               -
  Payments made on long-term debt                                 -               -                -        (29,269)
  Proceeds from issuance of Senior Notes                          -               -                -          80,000
  Repurchase of Senior Notes                                      -               -          (5,605)               -
  Transaction fees paid                                           -           (548)                -         (3,634)
  Dividend paid to parent                                    (1,120)              -          (1,120)        (45,000)
  Additional capital received from parent                         -               -                -             242
                                                        -----------     -----------      -----------     -----------
NET CASH FROM (USED IN) FINANCING ACTIVITIES                  1,441           (548)          (2,314)           2,339

Net increase (decrease) in cash and cash equivalents             -            4,195         (10,770)           3,464
Cash and cash equivalents at beginning of period                 -            1,139           10,770           1,870
                                                        -----------     -----------      -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $         -     $     5,334      $         -     $     5,334
                                                        -----------     -----------      -----------     -----------
                                                        -----------     -----------      -----------     -----------

See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


(1)      BASIS OF PRESENTATION:

     The accompanying financial statements should be read in conjunction with the audited financial statements of Community Distributors, Inc. (the "Company"), and the notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended July 25, 1998. The Company, a wholly owned subsidiary of CDI Group, Inc. (the "Parent"), is engaged in the operation of retail stores throughout New Jersey. These interim financial statements are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position and operating results for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

(4)      DEBT OFFERING:

     On October 16, 1997, the Company issued $80,000 of its 10 1/4% Senior Notes Due 2004 ("Senior Notes") which are guaranteed by the Parent. The net proceeds from the sale of the Senior Notes was approximately $76,000. The Company used $29,000 of such net proceeds to refinance substantially all of its then existing indebtedness and $45,000 of the net proceeds were used to pay a dividend to the Parent, which then distributed a dividend in the same amount to its stockholders. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all outstanding Senior Notes.

     On October 16, 1997, The Company replaced its then existing credit facility with a $20,000 five year revolving credit facility (the "Facility") concurrent with the issuance of the Senior Notes. This Facility bears interest at either the prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying condensed financial statements, aggregated approximately $1,527 and $1,666 at January 23, 1999 and July 25, 1998, respectively. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

                          COMMUNITY DISTRIBUTORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

     In October 1998, the Company obtained a waiver from the lender under the Facility permitting the repurchase of an aggregate of $6,000 principal amount of Senior Notes and the payment of a dividend to the Parent in the amount of $1,120. On October 6, 1998, the Company repurchased an aggregate of $5,000 principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On October 13, 1998, the Company repurchased an additional $1,000 principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. As of January 23, 1999, $74,000 aggregate principal amount of Senior Notes remained outstanding. On January 4, 1999, the Company paid a dividend to its Parent in the amount of $1,120, which immediately thereafter paid a dividend in the same amount to the common shareholders of the Parent as of the same date.

(5)      ACCOUNTS RECEIVABLE:

     On September 9, 1998, The Pharmacy Fund Receivables, Inc. filed for bankruptcy under Chapter 11 of the Federal bankruptcy code. In connection therewith, the Company is pursuing collection of approximately $455 of prescription receivables from managed health care plans and other third-party payer plans ("Third Party Plans") that were purchased by The Pharmacy Fund Receivables, Inc. Subsequent to the filing for bankruptcy, the Company entered into a settlement agreement with The Pharmacy Fund Receivables, Inc. and expects to collect the uncollected receivables. The Company is unable to predict when such uncollected receivables may be collected.

     In addition to the Third Party Plan prescription receivables that were purchased by The Pharmacy Fund Receivables, Inc., which the Company has yet to collect, the Company is also pursuing $676 of post-petition prescription receivables, of which $222 has been collected. Post-petition receivables are those which arise because the Third Party Plans continued to make payments to The Pharmacy Fund Receivables, Inc. for prescription receivables generated subsequent to the September 9, 1998 bankruptcy petition that were not purchased by The Pharmacy Fund Receivables, Inc. Subsequent to the bankruptcy, the Company assumed the risk associated with the collection of its Third Party Plan receivables.

(6)      INVENTORY COSTING METHOD:

     Inventory at interim periods is valued on a last-in, first-out (LIFO) basis which is determined based on estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories which are taken twice a year. The results of the last physical inventory that was taken on January 23, 1999 did not have a material impact on the results of operations.

                                         CDI GROUP, INC. AND SUBSIDIARY
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                                             (Amounts in thousands)

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       -----------------------------    --------------------------
                                                       January 23,      January 31,      January 23,    January 31,
                                                          1999             1998             1999            1998
                                                       ------------     ------------    -----------     ----------
Net sales                                               $    75,487     $     74,463    $   135,608     $  129,185
Cost of sales                                                52,666           52,783         97,094         92,454
                                                        -----------     ------------    -----------     ----------
  Gross profit                                               22,821           21,680         38,514         36,731
Selling, general and administrative expenses                 16,108           14,760         30,445         27,438
Administrative fees                                              62               63            125            126
Depreciation and amortization                                 1,327            1,258          2,978          2,725
Other income, net                                                78              147            579            252
                                                        -----------     ------------    -----------     ----------
  Operating income                                            5,402            5,746          5,545          6,694
Interest expense, net                                         2,427            2,766          4,806          4,007
                                                        -----------     ------------    -----------     ----------
  Income before income taxes                                  2,975            2,980            739          2,687
Provision for income taxes                                    1,690            1,503            566          1,669
                                                        -----------     ------------    -----------     ----------
  Net income                                            $     1,285     $      1,477    $       173     $    1,018
                                                        -----------     ------------    -----------     ----------
                                                        -----------     ------------    -----------     ----------


See accompanying notes to condensed consolidated financial statements.

                                         CDI GROUP, INC. AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
                                             (Amounts in thousands)

                                                                                   As of               As of
                                                                                 January 23,          July 25,
                                                                                    1999                1998
                                                                                -----------         -----------
ASSETS:
  Cash and cash equivalents                                                     $         -         $    10,770
  Accounts receivable                                                                 5,962               1,098
  Inventory                                                                          39,073              29,246
  Prepaid expenses and other current assets                                             917               1,582
                                                                                -----------         ------------
    TOTAL CURRENT ASSETS                                                             45,952              42,696

  Property and equipment, net                                                        11,824              10,080
  Deferred charges and other assets                                                   5,767               6,290
  Goodwill, net                                                                      30,645              31,603
                                                                                -----------         ------------
TOTAL ASSETS                                                                    $    94,188            $ 90,669
                                                                                -----------         ------------
                                                                                -----------         ------------

LIABILITIES:
  Revolver borrowings                                                           $         -         $         -
  Accounts payable                                                                   21,143              11,035
  Accrued expenses and other current liabilities                                      6,966               8,237
  Current portion of supplier advances                                                1,068               1,068
                                                                                -----------         ------------
    TOTAL CURRENT LIABILITIES                                                        29,177              20,340

  Long-term debt                                                                     74,000              80,000
  Subordinated debt                                                                  19,399              18,517
  Supplier advances, net of current portion                                           1,146                 629
  Other long-term liabilities                                                         2,348               2,118
                                                                                -----------         ------------
TOTAL LIABILITIES                                                               $   126,070           $ 121,604
                                                                                -----------         ------------

COMMITMENTS AND CONTINGENCIES:
  Redeemable preferred stock, $1.00 par value, 7,862 authorized,
    issued and outstanding, redemption value $100 per share                             786                 786
  Redeemable shares of Class A voting common stock, 57,963
    shares issued and outstanding at net redemption
    value at January 23, 1999 and July 25, 1998                                         493                 493

STOCKHOLDERS' DEFICIT:
  Class A voting common stock, $.00001 par value, authorized
    600,000 shares, 196,632 issued and outstanding at
    January 23, 1999 and July 25, 1998                                                    -                   -
    Class B non-voting common stock, $.00001 par value, authorized
      600,000 shares, 187,922 issued and outstanding at
      January 23, 1999 and July 25, 1998                                                  -                   -
    Additional paid-in capital                                                            -                   -
    Retained earnings                                                                 1,443               2,390
    Distribution in excess of capital                                              (34,604)            (34,604)
                                                                                -----------         ------------
TOTAL STOCKHOLDERS' DEFICIT                                                        (33,161)            (32,214)
                                                                                -----------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $    94,188            $ 90,669
                                                                                -----------         ------------
                                                                                -----------         ------------

See accompanying notes to condensed consolidated financial statements.

                                         CDI GROUP, INC. AND SUBSIDIARY
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                             (Amounts in thousands)

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     -----------------------------    -----------------------------
                                                       January 23,    January 31,       January 23,   January 31,
                                                          1999           1998              1999           1998
                                                     -------------   -------------    -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $    1,285        $    1,477     $      173        $  1,018
  Depreciation and amortization                              1,327             1,258          2,978           2,725
  Non-cash rent expense                                        121               102            249             221
  Non-cash interest expense                                    439               527            878           1,055
  LIFO provision                                               150               300            300             600
  Changes in operating assets and liabilities               (3,124)            2,367         (9,634)         (2,639)
                                                        ----------        ----------     ----------      ----------
NET CASH FROM (USED IN) OPERATING ACTIVITIES                   198             6,031         (5,451)          2,980

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                      (1,639)           (1,288)        (3,005)         (1,950)
                                                        ----------        ----------     ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES:                      (1,639)           (1,288)        (3,005)         (1,950)

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Proceeds from revolver borrowings                          7,860               900          9,710             900
  Repayments of revolver borrowings                         (9,710)             (900)        (9,710)           (900)
  Cash overdraft                                             4,411                 -          4,411               -
  Payments made on long-term debt                                -                 -              -         (29,269)
  Proceeds from issuance of Senior Notes                         -                 -              -          80,000
  Repurchase of Senior Notes                                     -                 -         (5,605)              -
  Transaction fees paid                                          -              (548)             -          (3,634)
  Dividend paid                                              (1,120)                         (1,120)        (45,000)
  Proceeds from exercise of common stock options                 -                 -              -             242
  Proceeds from loans to officers and directors                  -                 -              -             182
                                                        ----------        ----------     ----------      ----------
NET CASH FROM (USED IN) FINANCING ACTIVITIES                 1,441              (548)        (2,314)          2,434

Net increase (decrease) in cash and cash equivalents             -             4,195        (10,770)          3,464
Cash and cash equivalents at beginning of period        $        -             1,139         10,770           1,870
                                                        ----------        ----------     ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $        -        $    5,334     $        -      $    5,334
                                                        ----------        ----------     ----------      ----------
                                                        ----------        ----------     ----------      ----------

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


(1)  BASIS OF PRESENTATION:

     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of CDI Group, Inc. and Subsidiary (the "Company"), and the notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended July 25, 1998. The Company consists of an operating entity, Community Distributors, Inc. (the "Subsidiary") which is engaged in the operation of retail stores throughout New Jersey, and a holding company, CDI Group, Inc. (the "Parent") which conducts no independent operations. These interim consolidated financial statements are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position and operating results for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

(4)  DEBT OFFERING:

     On October 16, 1997, the Subsidiary issued $80,000 of its 10 1/4% Senior Notes Due 2004 ("Senior Notes") which are guaranteed by the Parent. The net proceeds of the issuance of the Senior Notes was approximately $76,000. The Subsidiary used $29,000 of such net proceeds to refinance substantially all of its then existing indebtedness and $45,000 of the net proceeds was used to pay a dividend to the Parent, which then distributed a dividend in the same amount to its stockholders. Under the relevant debt agreements, in the event of a change in control, as defined, the Subsidiary is required to repurchase all outstanding Senior Notes.

     On October 16, 1997, the Subsidiary also replaced its then existing credit facility with a $20,000 five year revolving credit facility (the "Facility") concurrent with the issuance of the Senior Notes. This Facility bears interest at either the prime rate or LIBOR plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $1,527 and $1,666 at January 23, 1999 and July 25, 1998, respectively. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Subsidiary cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

     In October 1998, the Parent obtained a waiver from the lender under the Facility permitting the repurchase of an aggregate of $6,000 principal amount of Senior Notes and the payment of a dividend to the shareholders of the Parent in the amount of $1,120. On October 6, 1998, the Subsidiary repurchased an aggregate of $5,000 principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On October 13, 1998, the Subsidiary repurchased an additional $1,000 principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. As of January 23, 1999, $74,000 aggregate principal amount of Senior Notes remained outstanding. On January 4, 1999, the Parent paid a dividend to its common shareholders in the amount of $1,120.

     In addition to the outstanding Senior Notes issued by the Subsidiary, the Parent had outstanding long term debt, consisting of senior subordinated notes due January 31, 2005, in the amount of $19,399 and $18,517 at January 23, 1999 and July 25, 1998, respectively, which includes accrued interest.

(5)  ACCOUNTS RECEIVABLE:

     On September 9, 1998, The Pharmacy Fund, Inc. filed for bankruptcy under Chapter 11 of the Federal bankruptcy code. In connection therewith, the Subsidiary is pursuing collection of approximately $455 of prescription receivables from managed health care plans and other third-party payer plans ("Third Party Plans") that were purchased by The Pharmacy Fund Receivables, Inc. Subsequent to the filing for bankruptcy, the Subsidiary entered into a settlement agreement with The Pharmacy Fund Receivables, Inc. and expects to collect the uncollected receivables. The Company is unable to predict when such uncollected receivables may be collected.

     In addition to the Third Party Plan prescription receivables that were purchased by The Pharmacy Fund Receivables, Inc., which the Subsidiary has yet to collect, the Subsidiary is also pursuing $676 of post-petition prescription receivables, of which $222 has been collected. Post-petition receivables are those which arise because the Third Party Plans continued to make payments to The Pharmacy Fund Receivables, Inc. for prescription receivables generated subsequent to the September 9, 1998 bankruptcy petition that were not purchased by The Pharmacy Fund Receivables, Inc. Subsequent to the bankruptcy, the Subsidiary assumed the risk associated with the collection of its Third Party Plan receivables.

(6)  INVENTORY COSTING METHOD:

     Inventory at interim periods is valued on a last-in, first-out (LIFO) basis which is determined based on estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories which are taken twice a year. The results of the last physical inventory that was taken on January 23, 1999 did not have a material impact on the results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

         This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including, but not limited to, (i) statements about possible changes in the rate of increase of pharmacy sales to participants in managed health care plans and other third-party payer plans ("Third Party Plans") as a percentage of total pharmacy sales, and its impact on profitability; (ii) the ability of Community Distributors, Inc. (the "Company") to meet its debt service obligations and to fund anticipated capital expenditures and working capital requirements in the future; (iii) the amount and sufficiency of the Company's planned expenditures to address the year 2000 dating problem; (iv) the impact on the Company of the bankruptcy of The Pharmacy Fund Receivables, Inc. and the Company's expectations regarding the recovery of funds owed to it by such party; and (v) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company and CDI Group, Inc. (the "Holding Company") as of the date of this Quarterly Report on Form 10-Q, and the Company and the Holding Company caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in the Prospectus dated February 13, 1998 of the Company and of the Holding Company. These risks include, among others, the following:

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


GENERAL

         The Company was founded in 1954 and until 1990 was managed primarily by its founders. The Holding Company is the owner of all of the outstanding stock of the Company. Since 1990, the Company has experienced significant growth led by Frank Marfino, the Company's current Chief Executive Officer. The Company currently operates a chain of 47 drug and general merchandise stores, with 30 drugstores operating under the "Drug Fair" name and 17 general merchandise stores operating under the "Cost Cutters" name.

RESULTS OF OPERATIONS

         Except where indicated below, the following discussion relates to the operations of the Company only. The Holding Company conducts no operations separate from the Company.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 23, 1999 (THE "1999 THREE-MONTH PERIOD") WITH THE THREE MONTHS ENDED JANUARY 31, 1998 (THE "1998 THREE-MONTH PERIOD").

         Net sales for the 1999 Three-month Period were $75.5 million as compared to $74.5 million for the 1998 Three-month Period, an increase of $1.0 million, or 1.3%. The results for the 1999 Three-month Period include thirteen weeks while the results for the 1998 Three-month Period include fourteen weeks. Net sales for the first thirteen weeks of the 1998 Three-month Period (the "Comparable 1998 Three-month Period") were $70.6 million as compared to net sales of $75.5 million for the 1999 Three-month Period, an increase of $4.9 million, or 6.9%. This increase, which includes a 3.2% increase in same-store sales, was primarily due to (i) a 2.8% increase in sales of non-pharmacy products from $54.7 million for the Comparable 1998 Three-month Period to $56.2 million for the 1999 Three-month Period, and (ii) a 21.4% increase in pharmacy sales from $15.9 million for the Comparable 1998 Three-month Period to $19.3 million for the 1999 Three-month Period, including a 30.1% increase in pharmacy sales to Third Party Plans from $11.7 million for the Comparable 1998 Three-month Period to $15.3 million for the 1999 Three-month Period. The Company attributes the increase in net sales of non-pharmacy products to the opening of three new store locations in the quarter preceding the 1999 Three-month Period and the acquisition of the inventory and the customer list of an independent pharmacy during the 1999 Three-month Period as compared to the opening of two new store locations and no acquisitions of customer lists during the Comparable 1998 Three-month Period, as well as increased customer traffic in the Company's stores associated with the increase in total pharmacy sales. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 473,000 for the 1999 Three-month Period as compared to approximately 421,000 for the Comparable 1998 Three-month Period, an increase of approximately 52,000, or 12.4%. The number of prescriptions filled for Third Party Plan customers increased to approximately 378,000 for the 1999 Three-month Period, as compared to 315,000 for the Comparable 1998 Three-month Period, an increase of 20.1%. Pharmacy sales to non-Third Party Plan customers were $4.0 million in the 1999 Three-month Period as compared to $4.2 million in the Comparable 1998 Three-month Period, a decrease of $0.2 million or 4.8%. This decrease occurred primarily as the result of increased participation of the Company's customers in Third Party Plans and by a decrease in the volume of pharmacy products sold to non-Third Party Plan customers from approximately 106,000 prescriptions filled in the Comparable 1998 Three-month Period to approximately 94,000 prescriptions filled in the 1999 Three-month Period. This decrease in volume was partially offset by increased prices on pharmacy products.

         Gross profit was $22.8 million for the 1999 Three-month Period, as compared to $21.6 million for the 1998 Three-month Period, an increase of $1.2 million, or 5.5%. Gross profit as a percentage of net sales was 30.2% for the 1999 Three-month Period as compared to 29.0% for the 1998 Three-month Period. This 1.2% increase in gross profit as a percentage of sales was due primarily to an increase in the margin on non-pharmacy merchandise, which offset the increase in pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise as a percentage of total sales in the 1999 Three-month Period as compared to the 1998 Three-month Period.

         Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $4.3 million for the 1999 Three-month Period as compared to $3.5 million for the 1998 Three-month Period, an increase of $0.8 million, or 22.9%, which was primarily the result of the increase in sales on a same store basis combined with the maturing of new stores opened in the last three fiscal years and improved purchase prices from the Company's primary prescription drug wholesaler. Gross profit on sales to Third Party Plans was $2.4 million for the 1999 Three-month Period as compared to $1.9 million for the 1998 Three-month Period, an increase of $0.5 million, or 26.3%, which was primarily the result of the increase in sales of prescriptions to Third Party Plan customers as a percent of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $1.9 million in the 1999 Three-month Period as compared to $1.6 million in the 1998 Three-month Period, an increase of $0.3 million, or 18.8%, primarily resulting from improved purchase prices from the Company's primary wholesaler and improved retail prices.

         Although management expects that Third Party Plans sales as a percentage of total sales will continue to increase, management believes that as this rate of increase slows, margins will stabilize, resulting in pharmacy gross profit growth that more closely approximates pharmacy sale growth rates. Management believes that the rate of increase in Third Party Plan prescription sales as a percentage of total pharmacy sales will slow because the current growth rate, if continued, would reach the point at which almost all members of the population who may be eligible for enrollment in Third Party Plans will be so covered. However, management believes there will always be some pharmacy customers who do not enroll in Third Party Plans. The Company is unable to estimate when this increase will slow, or stop, if at all. Because of the lower margins on prescription sales to Third Party Plan participants, management believes that the increase in Third Party Plan prescription sales as a percentage of total pharmacy sales will negatively impact profit margin, although this may be partly or wholly offset by the increases in non-pharmacy sales that may result from increased floor traffic associated with increased pharmacy sales. There can be no assurance, however, that the increase in Third Party Plan prescription sales as a percentage of total prescription sales will continue, or that any resulting decrease in overall margins will be offset.

         Gross profit on non-pharmacy sales was $18.5 million for the 1999 Three-month Period, as compared to $18.0 million for the 1998 Three-month Period, an increase of 2.8%. Gross profit as a percentage of non-pharmacy sales was 32.9% for the 1999 Three-month Period as compared to 31.5% for the 1998 Three-month Period, an increase of 1.5%. Gross profit on non-pharmacy sales increased primarily due to increased levels of sales and improved pricing on higher margin seasonal merchandise during the 1999 Three-month Period, offset by higher levels of sales in lower gross profit categories, including convenience foods.

         Selling, general and administrative expense as a percentage of net sales was 21.3% for the 1999 Three-month Period, as compared to 19.8% for the 1998 Three-month Period, an increase of 1.4%. This increase in selling, general and administrative expenses is primarily due to the higher level of warehousing payroll incurred to consolidate the Company's warehouses and corporate office into one larger facility, the higher cost of occupancy of the one larger warehouse and corporate office facility, as well as higher levels of selling, general and administrative expenses incurred at its three new store openings during the quarter preceding the 1999 Three-month Period as new stores typically incur higher levels of selling, general and administrative expenses during the first three years after they are opened.

         Net interest expense was $2.0 million in the 1999 Three-month Period as compared to $2.2 million in the 1998 Three-month Period, a decrease of $0.2 million resulting from the lower level of outstanding debt in connection with the repurchase in October 1998 of $6.0 million aggregate principal amount of the Company's 10 1/4% Senior Notes Due 2004 ("Senior Notes"). Non-cash interest expense on the Holding Company's outstanding subordinated debt was $0.4 million for the 1999 Three-month Period as compared to $0.5 million for the 1998 Three-month Period, a decrease of $0.1 million, resulting from the greater number of days in the 1998 Three-month Period due to the additional week included in that Period.

         Depreciation and amortization expense was $1.3 million in both the 1999 Three-month Period and 1998 Three-month Period. During the 1999 Three-month Period, depreciation expense increased by $0.1 million as a result of three new stores opened in August and September 1998 while amortization expense decreased by $0.1 million as a result of lower amortization of beneficial leaseholds from the expiration of a store lease and due to lower amortization of deferred financing costs related to the lower amount of Senior Notes outstanding.

         Provision for income taxes was $1.8 million for the 1999 Three-month Period as compared to $1.7 million for the 1998 Three-month Period, an increase of $0.1 million, or 5.9%, which was primarily the result of a higher effective tax rate caused by a higher amount of non-deductible amortization as a percentage of income before income taxes. Provision for income taxes for the Holding Company was $1.7 million for the 1999 Three-month Period as compared to $1.5 million for the 1998 Three-month Period, an increase of $0.2 million, or 13.3%, also resulting from the higher effective tax rate caused by a higher amount of non-deductible amortization as a percentage of income before income taxes.

         Other income, net was $0.1 million for both the 1999 Three-month Period and the 1998 Three-month Period as the Company consistently generated vending, video game, and other miscellaneous income during both these periods.

         Net income for the 1999 Three-month Period was $1.6 million as compared to $1.8 million in the 1998 Three-month Period, a decrease of $0.2 million which is due to lower operating income and to increased levels of interest, depreciation and amortization incurred. Net income for the Holding Company for the 1999 Three-month Period was $1.3 million as compared to $1.5 in the 1998 Three-month Period, a decrease of $0.2 million, principally as a result of the factors described above as well as the compounded interest incurred on the Holding Company's outstanding subordinated debt.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 23, 1999 (THE "1999 SIX-MONTH PERIOD") WITH THE SIX MONTHS ENDED JANUARY 31, 1998 (THE "1998 SIX-MONTH PERIOD").

         Net sales for the 1999 Six-month Period were $135.6 million as compared to $129.2 million for the 1998 Six-month Period, an increase of $6.4 million, or 5.0%. The results for the 1999 Six-month Period include twenty-six weeks while the results for the 1998 Six-month Period include twenty-seven weeks. Net sales for the first thirteen weeks of the 1998 Six-month Period (the "Comparable 1998 Six-month Period") were $125.3 million as compared to net sales of $135.6 million for the 1999 Six-month Period, which represented an increase of $10.3 million, or 8.2%. This increase, which includes a 4.2% increase in same-store sales, was primarily due to (i) a 4.2% increase in sales of non-pharmacy products from $95.0 million for the Comparable 1998 Six-month Period to $99.0 million for the 1999 Six-month
Period, and (ii) a 20.8% increase in pharmacy sales from $30.3 million for the Comparable 1998 Six-month Period to $36.6 million for the 1999 Six-month Period, including a 29.3% increase in pharmacy sales to Third Party Plans from $22.2 million for the Comparable 1998 Six-month Period to $28.7 million for the 1999 Six-month Period. The Company attributes the increase in net sales of non-pharmacy products to the opening of three new store locations in the quarter preceding the 1999 Six-month Period and the acquisition of the inventory and customer list of an independent pharmacy during the 1999
Six-month Period as compared to the opening of two new store locations and no acquisitions of customer lists during the Comparable 1998 Six-month Period, as well as increased customer traffic in the Company's stores associated with the increase in total pharmacy sales. The number of prescriptions filled (including prescriptions filled for Third Party Plans) was approximately
898,000 for the 1999 Six-month Period as compared to approximately 800,000 for the Comparable 1998 Six-month Period, an increase of approximately
98,000, or 12.2%. The number of prescriptions filled for Third Party Plan customers increased to approximately 713,000 for the 1999 Six-month Period, as compared to 593,000 for the Comparable 1998 Six-month Period, an increase of 20.2%. Pharmacy sales to non-Third Party Plan customers were $7.9 million in the 1999 Six-month Period as compared to $8.1 million in the Comparable
1998 Six-month Period, a decrease of $0.2 million, or 2.5%. This decrease occurred primarily as the result of increased participation of the Company's customers in Third Party Plans and a decrease in the volume of pharmacy products sold to non-Third Party Plan customers from approximately 207,000 prescriptions filled in the Comparable 1998 Six-month Period to approximately 185,000 prescriptions filled in the 1999 Six-month Period, a decrease of 10.6%. This decrease in volume was partially offset by increased prices on pharmacy products.

         Gross profit was $38.5 million for the 1999 Six-month Period, as compared to $36.7 million for the 1998 Six-month Period, an increase of 5.2%. Gross profit as a percentage of net sales was 28.4% in each of the 1999 Six-month Period and the 1998 Six-month Period. Gross profit as a percentage of sales remained constant as a result of the Company's ability to increase the margin on non-pharmacy merchandise to mostly offset the fact that pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, represented a higher percentage of total sales in the 1999 Six-month Period as compared to the 1998 Six-month Period.

         Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $7.8 million for the 1999 Six-month Period as compared to $6.5 million for the 1998 Six-month Period, an increase of $1.3 million, or 20.0%, which was primarily the result of the increase in sales on a same store basis combined with the maturing of new stores opened in the Company's last three fiscal years. Gross profit on sales to Third Party Plans was $4.6 million for the 1999 Six-month Period as compared to $3.6 million for the 1998 Six-month Period, an increase of 27.8%, which was primarily the result of the increase in sales of prescriptions to Third Party Plan customers. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $3.2 million in the 1999 Six-month Period as compared to $2.9 million in the 1998 Six-month Period, an increase of 10.3%, primarily resulting from the improved retail pricing to non-Third Party Plan customers which offset the decrease in the volume of product sold to non-Third Party Plan customers.

         Gross profit on non-pharmacy sales was $30.8 million for the 1999 Six-month Period, as compared to $30.1 million for the 1998 Six-month Period, an increase of 2.3%. Gross profit as a percentage of non-pharmacy sales was 31.1% for the 1999 Six-month Period as compared to 30.8% for the 1998 Six-month Period, an increase of 0.3%. Gross profit on non-pharmacy sales increased primarily due to increased levels of sales and improved pricing on higher margin seasonal merchandise during the 1999 Six-month Period, offset by high levels of sales in lower gross profit categories, including convenience foods.

         Selling, general and administrative expense as a percentage of net sales was 22.5% for the 1999 Six-month Period, as compared to 21.2% for the 1998 Six-month Period, an increase of 1.3%. This increase in selling, general and administrative expenses is primarily due to the higher level of warehousing payroll incurred to consolidate the Company's warehouses and corporate office into one larger facility, the higher cost of occupancy of the one larger warehouse and corporate office facility, as well as higher levels of selling, general and administrative expenses incurred at its three new store opening during the quarter preceding the 1999 Six-month Period as new stores typically incur higher levels of selling, general and administrative expenses during the first three years after they are opened.

         Net interest expense was $3.9 million in the 1999 Six-month Period as compared to $3.0 million in the 1998 Six-month Period, an increase of $0.9 million, or 30.0%, resulting from the higher level of outstanding debt incurred in connection with the issuance of the $80 million of the Company's 10 1/4% Senior Notes Due 2004 ("Senior Notes") in October 1997. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $0.9 million for the 1999 Six-month Period as compared to $1.0 million for the 1998 Six-month Period, a decrease of $0.1 million, or 10.0%, resulting from the greater number of days in the 1998 Six-month Period due to the additional week included in the 1998 Six-month Period.

         Depreciation and amortization expense for the 1999 Six-month Period was $3.0 million as compared to $2.7 million for the Comparable 1998 Six-month Period, an increase of 11.1%. The 1999 Six-month Period included a one-time write off of $0.3 million of unamortized deferred financing costs related to the repurchase of Senior Notes while the 1998 Six-month Period included a one-time write off of unamortized deferred financing costs of $0.4 million related to the paydown of the Company's old credit facility in connection with the issuance of the Senior Notes. Excluding the one-time charges in both the 1999 and 1998 Six-month Periods, depreciation and amortization expense for the 1999 Six-month Period was $2.7 million as compared to $2.3 million for the 1998 Six-month Period, an increase of 17.4%, which resulted from the higher level of amortization of deferred financing costs incurred in connection with the issuance of the Senior Notes.

         Other income, net was $0.6 million for the 1999 Six-month Period as compared to $0.3 million for the 1998 Six-month Period, an increase of $0.3 million which is the result of the one time gain on the repurchase of the aggregate $6.0 million of Senior Notes in October 1998.

         Provision for income taxes was $0.9 million for the 1999 Six-month Period as compared to $2.0 million for the 1998 Six-month Period, a decrease of $1.1 million, or 55.0%, which was primarily the result of the lower income before income taxes in the 1999 Six-month Period. Provision for income taxes for the Holding Company was $0.6 million for the 1999 Six-month Period as compared to $1.7 million for the 1998 Six-month Period, a decrease of $1.1 million, or 64.7%, also resulting from the lower income before income taxes in the 1999 Six-month Period.

         Net income for the 1999 Six-month Period was $0.7 million as compared to net income of $1.7 million in the 1998 Six-month Period, a decrease of $1.0 million which is due to lower operating income and to increased levels of interest, depreciation and amortization incurred. Net income for the Holding Company for the 1999 Six-month Period was $0.2 million as compared to $1.0 in the 1998 Six-month Period, a decrease of $0.8 million, principally as a result of the factors described above as well as the compounded interest incurred on the Holding Company's outstanding subordinated debt.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF THE THREE MONTHS ENDED JANUARY 23, 1999 WITH THE THREE MONTHS ENDED JANUARY 31, 1998.

         During the 1999 Three-month Period, cash provided by operations was $0.2 million as compared to $6.0 million for the 1998 Three-month Period, a decrease of $5.8 million. The decrease in cash provided by operations is the result of the higher level of investment in inventory related to the significant increase in pharmacy sales and the Company's efforts to improve the replenishment rate to its stores from the warehouse, and the result of slower collection of Third Party Plan prescription receivables due to the bankruptcy filing of The Pharmacy Fund Receivables, Inc., with whom the Company had an arrangement to factor its Third Party Plan prescription receivables. Cash used in investing activities was $1.6 million during the 1999 Three-month Period as compared to $1.3 million during the 1998 Three-month Period, an increase of $0.3 million which was the result of expenditures related to the three new store openings during the quarter preceding the 1999 Three-month Period as compared to two new store openings during the 1998 Three-month Period, as well as to increased expenditures on technology and film processing equipment. Cash provided by financing activities was $1.4 million during the 1999 Three-month Period as compared to cash used in financing activities of $0.5 million during the 1998 Three-month Period, an increase of $1.9 million. During the 1999 Three-month Period, the cash provided by financing activities resulted from the net of the paydown of all revolver borrowing, the cash overdraft, and the dividend paid to the common shareholders of the Holding Company. The cash used during the 1998 Three-month Period consisted of $0.5 million related to transaction fees paid in connection with the Company's issuance of $80 million aggregate principal amount of its 10 1/4% Senior Notes in October 1997.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 23, 1999 WITH THE SIX MONTHS ENDED JANUARY 31, 1998.

         During the 1999 Six-month Period, cash used in operations was $5.5 million as compared to cash provided by operations of $3.1 million for the 1998 Six-month Period, a decrease of $8.6 million. The increase in cash used in operations is the result of the higher level of investment in inventory related to the significant increase in pharmacy sales and the Company's efforts to improve the replenishment rate to its stores from the warehouse, and the result of slower collection of Third Party Plan prescription receivables due to the bankruptcy filing of The Pharmacy Fund Receivables, Inc. with whom the Company had an arrangement to factor its Third Party Plan prescription receivables. Cash used in investing activities was $3.0 million during the 1999 Six-month Period as compared to $2.0 million during the 1998 Six-month Period, an increase of $1.0 million which was the result of the three new store openings and the acquisition of the inventory and customer list of an independent pharmacy during the 1999 Six-month Period as compared to two new store openings during the 1998 Six-month Period. Cash used in financing activities was $2.3 million during the 1999 Six-month Period as compared to cash provided by financing activities of $2.3 million during the 1998 Six-month Period, a decrease of $4.6 million. During the 1998 Six-month Period, the cash provided by financing activities resulted from the net proceeds, after payment of the dividend to the common shareholders of the Holding Company, of the issuance of the Senior Notes. The cash used during the 1999 Six-month Period consisted of $5.6 million for the repurchase of $6.0 million aggregate principal amount of Senior Notes, $1.1 million used for the payment of dividend to the common shareholders of the Holding Company, offset by $4.4 million of a cash overdraft.

         The Company believes that, based on anticipated levels of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes when due, to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of its fiscal years ended July 31, 1999 and July 29, 2000. The Company's ability to make scheduled payments of principal or interest on, or to refinance, its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. The Company expects that substantially all of its borrowings under its credit facility will bear interest at floating rates, therefore, the Company's financial condition will be affected by any changes in prevailing rates.

         To date, the Company has repurchased an aggregate of $6.0 million of its outstanding Senior Notes. The Company may in the future repurchase additional Senior Notes if it is able to obtain appropriate waivers under the Facility and such Senior Notes are available at a discount. Any such repurchases could affect the Company's ability to cover its debt service obligations and working capital requirements in the future.

YEAR 2000

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. To the extent that a business system does not fail or make miscalculations as a result of the Year 2000 date change, such a system is described as being "Year 2000 compliant." While the Company believes that it has been taking adequate steps to make sure that its business systems are Year 2000 compliant, and does not believe that it will incur material cost to prepare for the Year 2000 date change, achieving complete Year 2000 compliance is subject to various risks and uncertainties, and there can be no assurance that the Year 2000 date change will not lead to failures of such systems that may have a material adverse effect on the Company's future results of operations and financial condition. The Company has been aware of the possible impact of Year 2000 issues on its operations for some time and has focused on making its business systems Year 2000 compliant since that time.

         In anticipation of the Company's continued growth and need for additional functionality, the Company has sought to acquire packaged software solutions as compared to the internal development of software solutions. As a result, a majority of the Company's Year 2000 compliance issues have been resolved by continuously using the most recently available versions of these packaged software solutions. During 1996, the Company decided to deploy the JDA Software, Inc. Merchandise Management System ("MMS"), which it believes to be Year 2000 compliant, based on representations from its licensor. The cost incurred for the implementation of the MMS is estimated to be $2.0 million upon completion. The software was implemented in October 1998, with $1.8 million of the implementation cost being incurred through January 23, 1999, which was paid for out of the Company's budgeted capital expenditures during fiscal years 1997 and 1998 and the first two fiscal quarters of 1999. The Company estimates that an additional $0.2 million will be incurred in connection with additional modification of the base MMS system to fit the operating needs of the Company. The Company believes the deployment of the MMS resolves Year 2000 compliance issues in the areas of purchasing, inventory management, cost management, retail price management, sales audit, and accounts payable. The Company has evaluated its other packaged software solution for the areas of payroll, human resources, general ledger, budgeting, cost allocation, fixed assets, point-of-sale, and pharmacy and has determined that the implementation of the next version of the applicable packaged software solutions, which the Company estimates to be implemented by June 1999, will enable the Company to be Year 2000 compliant in these areas. Finally, the Company is in the process of evaluating the remaining internally developed software applications for Year 2000 compliance and estimates that the required modifications to those solutions will be completed by July 1999. These internally developed software applications provide functionality in the areas of inventory returns to vendors, advertising and warehouse management. In addition to the JDA MMS implementation, the Company has completed its Year 2000 related hardware upgrades for its corporate office and for the pharmacy systems in eighteen of the Company's thirty-six stores that have pharmacies. These upgrades cost approximately $0.1 million, which was paid for out of the Company's fiscal 1999 capital expenditures budget.

         The Company estimates that approximately $1.3 million of additional costs will be incurred during the remaining six months of fiscal 1999 and first five months of fiscal 2000 in order to achieve Year 2000 compliance for all of its critical systems. The expenditures are estimated as follows: $0.2 million for the remaining modification to the JDA MMS implementation, $0.2 million for the upgrade to the most recent version of the Lawson Associates, Inc. financial software solution, which includes general ledger, cost allocations, budgeting, payroll, and human resources; $0.1 million for the cost to upgrade to the current packaged software solution for store point-of-sale and pharmacy systems; $0.2 million for modification of the existing internally developed warehouse space management, receiving and distribution systems; $0.2 million for the purchase of new point-of-sale and pharmacy system hardware upgrades at the Company's stores and corporate office; $0.1 million for the purchase of store radio frequency equipment which is used for the purpose of price auditing and merchandise ordering; $0.2 million for the modification of the remaining internally developed software solutions as well as for the purchase of replacement personal computers at the Company's corporate office; and $0.1 million for consulting fees in connection with the Company's Year 2000 compliance program. In connection with the modification of the remaining internally developed software solutions, the Company is developing formal contingency plans to deal with any failures by its internal processing systems or packaged software solutions which may not be Year 2000 compliant. The Company does not anticipate having to defer any other information technology projects in order to achieve timely resolution of the Year 2000 dating problem.

         The Company relies upon various third parties for merchandise and services. Interruption of supplier operations, due to their lack of Year 2000 compliance, could significantly affect the Company's operations, particularly if the Company is unable to acquire merchandise for sale in its stores. The Company is in the process of evaluating the status of its suppliers efforts toward achieving Year 2000 compliance and, if necessary, to define appropriate contingency plans. The Company expects to have the evaluation of its suppliers' Year 2000 compliance completed by approximately June 1999 and the applicable contingency plans in place by approximately October 1999. Various contingency plans could include identification of alternate suppliers and accumulation of inventory to assure merchandise is available for sale in its stores. The evaluations of suppliers are a means to ensure the continued flow of merchandise and services to the Company, but cannot eliminate the potential for disruption due to lack of Year 2000 compliance by a third party supplier.

         The Company's evaluation of Year 2000 compliance, both of its internal systems and of its suppliers, is an ongoing process. Due to the uncertainty of Year 2000 compliance by the Company's third party suppliers as noted above, the Company is establishing applicable contingency plans, which it believes will appropriately address Year 2000 compliance. However, no assurance can be given that such contingency plans will address all potential Year 2000 compliance failures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         Neither the Company nor the Holding Company engages in trading market risk sensitive instruments or purchases hedging instruments or "other than trading" instruments that are likely to expose the Company or the Holding Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Neither the Company nor the Holding Company has purchased options or entered into swaps or forward or futures contracts. The ability of the Company and the Holding Company (as guarantor) to make periodic interest payments on the Senior Notes, at a fixed rate of 10 1/4%, is not directly affected by fluctuations in the market. The Company's primary market risk exposure is that of interest rate risk on borrowings under the Facility, which are subject to interest rates based either on the lender's prime rate or the London Interbank Offered Rate ("LIBOR"), and a change in the applicable interest rate would affect the rate at which the Company could borrow funds.

                          PART II - OTHER INFORMATION

ITEM 4.   OTHER INFORMATION

         None.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1   Financial Data Schedule of Community Distributors, Inc.
                  27.2   Financial Data Schedule of CDI Group, Inc.

         (b)      No Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended January 23, 1999.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                      COMMUNITY DISTRIBUTORS, INC.

March 9, 1999                         By:  /S/ TODD H. PLUYMERS
                                           -------------------------------------
                                               Todd H. Pluymers,
                                               Chief Financial Officer
                                               (AUTHORIZED OFFICER AND PRINCIPAL
                                               FINANCE AND ACCOUNTING OFFICER)

                                      CDI GROUP, INC.

March 9, 1999                         By:  /S/ TODD H. PLUYMERS
                                           -------------------------------------
                                               Todd H. Pluymers,
                                               Chief Financial Officer
                                               (AUTHORIZED OFFICER AND PRINCIPAL
                                               FINANCE AND ACCOUNTING OFFICER)