Form 10-Q
period 1999-04-24
COMMUNITY DISTRIBUTORS INC; CDI GROUP INC
filed 1999-06-08
CIK 774492, 940727

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                Act of 1934 for the period ended April 24, 1999

                                       OR

 / / Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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


                               800 COTTONTAIL LANE
                                FRANKLIN TOWNSHIP
                         SOMERSET, NEW JERSEY 08873-1227
                    (Address of principal executive offices)

                                 (732) 748-8900
              (Registrants' telephone number, including area code)

       Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares of Common Stock, $.01 par value per share, of Community
         Distributors, Inc. outstanding at June 7, 1999: 1,000 shares.

 Number of shares of Class A Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at June 7, 1999: 196,632 shares.

   Number of shares of Class B Non-Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at June 7, 1999: 187,922 shares.

                                                COMMUNITY DISTRIBUTORS, INC.
                                                       CDI GROUP, INC.
                                                            INDEX

 ITEM                                                                                                 PAGE
NUMBER                                                                                               NUMBER
------                                                                                               ------
PART I.       FINANCIAL INFORMATION

     Item 1.  Condensed Financial Statements .........................................................    3

              COMMUNTY DISTRIBUTORS, INC.

              Condensed Statements of Operations (Unaudited) - For the Three
                and Nine Month Periods Ended April 24, 1999 and April 25, 1998 .......................    3

              Condensed Balance Sheets (Unaudited) - As of April 24, 1999 and
                July 25, 1998.........................................................................    4

              Condensed Statements of Cash Flows (Unaudited) - For the Three
                and Nine Month Periods Ended April 24, 1999 and April 25, 1998........................    5

              Notes to Condensed Financial Statements of
                Community Distributors, Inc. .........................................................    6

              CDI GROUP, INC. AND SUBSIDIARY

              Condensed Consolidated Statements of Operations (Unaudited) - For the Three
                and Nine Month Periods Ended April 24, 1999 and April 25, 1998 .......................    8

              Condensed Consolidated Balance Sheets (Unaudited) - As of April 24, 1999
                and July 25, 1998 ....................................................................    9

              Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Three
                and Nine Month Periods Ended April 24, 1999 and April 25, 1998 .......................   10

              Notes to Condensed Consolidated Financial Statements of
                CDI Group, Inc. and Subsidiary .......................................................   11

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                of Operations.........................................................................   13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................   23

PART II. OTHER INFORMATION

     Item 4.  Other Information ......................................................................   24

     Item 5.  Exhibits and Reports on Form 8-K .......................................................   24

              SIGNATURES .............................................................................   25


                                          PART I - FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                                           COMMUNITY DISTRIBUTORS, INC.
                                        CONDENSED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                              (Amounts in thousands)


                                                           Three Months Ended             Nine Months Ended
                                                       -------------------------      --------------------------
                                                       April 24,       April 25,      April 24,       April 25,
                                                          1999            1998           1999            1998
                                                       ---------       ---------      ----------      ----------
Net sales                                              $  64,650       $  54,974      $  200,258      $  184,159
Cost of sales                                             47,042          39,897         144,136         132,351
                                                       ---------       ---------      ----------      ----------
     Gross profit                                         17,608          15,077          56,122          51,808
Selling, general and administrative expenses              15,553          14,054          45,998          41,492
Administrative fees                                           63              62             188             188
Depreciation and amortization                              1,393           1,307           4,373           4,032
Other income, net                                            124             224             704             476
                                                       ---------       ---------      ----------      ----------
     Operating (loss) income                                 723            (122)          6,267           6,572
Interest expense, net                                      2,046           1,854           5,974           4,813
                                                       ---------       ---------      ----------      ----------
     Income (loss) before income taxes                    (1,323)         (1,976)            293           1,759
Provision (benefit) for income taxes                        (714)         (1,054)            158             938
                                                       ---------       ---------      ----------      ----------
     Net (loss) income                                 $    (609)      $    (922)     $      135      $      821
                                                       ---------       ---------      ----------      ----------
                                                       ---------       ---------      ----------      ----------

See accompanying notes to condensed financial statements.

                                 COMMUNITY DISTRIBUTORS, INC.
                                   CONDENSED BALANCE SHEETS
                                          (Unaudited)
                                    (Amounts in thousands)

                                                                        As of            As of
                                                                      April 24,         July 25,
                                                                         1999             1998
                                                                     -----------      ----------
ASSETS:
    Cash and cash equivalents                                        $         -      $   10,770
    Accounts receivable                                                    6,066           1,079
    Inventory                                                             40,407          29,246
    Prepaid expenses and other current assets                              1,929           1,013
                                                                     -----------      ----------
         TOTAL CURRENT ASSETS                                             48,402          42,108

    Property and equipment, net                                           11,693          10,080
    Deferred charges and other assets                                      5,803           6,290
    Goodwill, net                                                         30,166          31,603
                                                                     -----------      ----------
TOTAL ASSETS                                                         $    96,064      $   90,081
                                                                     -----------      ----------
                                                                     -----------      ----------
LIABILITIES:
    Revolver borrowings                                              $    11,100      $        -
    Accounts payable                                                      13,885          11,035
    Accrued expenses and other current liabilities                         5,762           8,237
    Current portion of supplier advances                                   1,068           1,068
                                                                     -----------      ----------
         TOTAL CURRENT LIABILITIES                                        31,815          20,340

    Long-term debt                                                        74,000          80,000
    Supplier advances, net of current portion                              1,182             629
    Other long-term liabilities                                            4,438           3,498
                                                                     -----------      ----------
TOTAL LIABILITIES                                                    $   111,435      $  104,467
                                                                     -----------      ----------


STOCKHOLDER'S DEFICIT:
    Common stock, $.01 par value, 1,000 shares authorized,
         issued and outstanding                                                -               -
    Additional paid-in capital                                                 -               -
    Retained earnings                                                      2,171           3,156
    Distribution in excess of capital                                    (17,542)        (17,542)
                                                                     -----------      ----------

TOTAL STOCKHOLDER'S DEFICIT                                              (15,371)        (14,386)
                                                                     -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                          $    96,064      $   90,081
                                                                     -----------      ----------
                                                                     -----------      ----------

See accompanying notes to condensed financial statements.

                                            COMMUNITY DISTRIBUTORS, INC.
                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                               (Amounts in thousands)


                                                             Three Months Ended                 Nine Months Ended
                                                          -------------------------         -------------------------
                                                         April 24,         April 25,        April 24,        April 25,
                                                            1999              1998             1999             1998
                                                          -------            ------          -------           ------
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net (loss) income                                  $     (609)       $     (922)      $      135       $      821
    Depreciation and amortization                           1,393             1,307            4,373            4,032
    Non-cash rent expense                                     172               132              421              393
    LIFO provision                                            150               300              450              900
    Gain on repurchase of Senior Notes                          -                 -             (395)               -
    Changes in operating assets and liabilities           (13,335)           (5,516)         (18,168)          (7,769)
                                                          -------            ------          -------           ------
NET CASH USED IN OPERATING ACTIVITIES                     (12,229)           (4,699)         (13,184)          (1,623)

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Capital expenditures                                     (395)             (384)          (3,485)          (2,335)
                                                          -------            ------          -------           ------
NET CASH USED IN INVESTING ACTIVITIES                        (395)             (384)          (3,485)          (2,335)

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from revolver borrowings                      24,250                 -           33,960              900
    Repayments of revolver borrowings                     (13,150)                -          (22,860)            (900)
    Cash overdraft                                          1,524                 -            1,524                -
    Payments made on long-term debt                             -                 -                -          (29,269)
    Proceeds from issuance of Senior Notes                      -                 -                -           80,000
    Repurchase of Senior Notes                                  -                 -           (5,605)               -
    Transaction fees paid                                       -              (235)               -           (3,869)
    Dividend paid to parent                                     -                 -           (1,120)         (45,000)
    Additional capital received from parent                     -                 -                -              242
                                                          -------            ------          -------           ------
NET CASH FROM (USED IN) FINANCING ACTIVITES                12,624              (235)           5,899            2,104

Net decrease in cash and cash equivalents                       -            (5,318)         (10,770)          (1,854)
Cash and cash equivalents at beginning of period                -             5,334           10,770            1,870
                                                          -------            ------          -------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $        -        $       16       $        -       $       16
                                                          -------            ------          -------           ------
                                                          -------            ------          -------           ------

See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Amounts in thousands)


(1)  BASIS OF PRESENTATION:

     The accompanying financial statements should be read in conjunction with the audited financial statements of Community Distributors, Inc. (the "Company"), and the notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended July 25, 1998. The Company, a wholly owned subsidiary of CDI Group, Inc. (the "Parent"), a company which conducts no independent operations, is engaged in the operation of retail drug and general merchandise stores throughout New Jersey. These interim financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position, operating results and cash flows for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

(4)  DEBT OFFERING:

     In October 1997, the Company issued $80,000 of its 10 1/4% Senior Notes Due 2004 ("Senior Notes") which are guaranteed by the Parent. The net proceeds of the issuance of the Senior Notes were approximately $76,000. The Company used $29,000 of such net proceeds to refinance substantially all of its then existing indebtedness and used $45,000 of the net proceeds to pay a dividend to the Parent, which then distributed a dividend in the same amount to its stockholders. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all outstanding Senior Notes.

     In October 1997, the Company also replaced its then existing credit facility with a $20,000 five year revolving credit facility (the "Facility") concurrent with the issuance of the Senior Notes. This Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying condensed financial statements, aggregated approximately $51 and $1,666 at April 24, 1999 and July 25, 1998, respectively. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

                          COMMUNITY DISTRIBUTORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Amounts in thousands)


     In October 1998, the Company obtained a waiver from the lender under the Facility permitting the repurchase of an aggregate of $6,000 principal amount of Senior Notes and the payment of a dividend to the Parent in the amount of $1,120. On October 6, 1998, the Company repurchased an aggregate of $5,000 principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On October 13, 1998, the Company repurchased an additional $1,000 principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. As of April 24, 1999, $74,000 aggregate principal amount of Senior Notes remained outstanding. On January 4, 1999, the Company paid a dividend to its Parent in the amount of $1,120, which immediately thereafter paid a dividend in the same amount to the common shareholders of the Parent as of the same date.

(5)  ACCOUNTS RECEIVABLE:

     On September 9, 1998, The Pharmacy Fund Receivables, Inc. ("PFR") filed for bankruptcy under Chapter 11 of the Federal bankruptcy code. In connection therewith, the Company is pursuing collection of approximately $455 of prescription receivables from managed health care plans and other third-party payer plans ("Third Party Plans") that were purchased by PFR. Subsequent to the filing for bankruptcy, the Company entered into a settlement agreement with PFR and expects to collect all of the PFR receivables. The Company is unable to predict when the PFR receivables may be collected.

     In addition to the Third Party Plan prescription receivables that were purchased by PFR, which the Company has yet to collect, the Company is also pursuing $676 of post-petition prescription receivables, of which $598 has been collected as of April 24, 1999. Post-petition receivables arose when Third Party Plans continued to make payments to PFR for prescription receivables generated subsequent to the September 9, 1998 bankruptcy petition that were not purchased by PFR. Subsequent to the bankruptcy, the Company assumed the risk associated with the collection of its Third Party Plan receivables.

(6)  INVENTORY COSTING METHOD:

     Inventory at interim periods is valued on a last-in, first-out (LIFO) basis which is determined based on estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories which are taken twice a year. The results of the last physical inventory that was taken on January 23, 1999 did not have a material impact on the results of operations, financial position and cash flows.

                                           CDI GROUP, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)
                                             (Amounts in thousands)


                                                        Three Months Ended                 Nine Months Ended
                                                      -----------------------           --------------------------
                                                     April 24,        April 25,        April 24,         April 25,
                                                       1999             1998             1999              1998
                                                       ------          ------            ------             -----
Net sales                                          $   64,650       $   54,974       $  200,258        $  184,159
Cost of sales                                          47,042           39,897          144,136           132,351
                                                       ------          ------            ------             -----
    Gross profit                                       17,608           15,077            6,122            51,808
Selling, general and administrative expenses           15,553           14,054           45,998            41,492
Administrative fees                                        63               62              188               188
Depreciation and amortization                           1,393            1,307            4,373             4,032
Other income, net                                         124              224              704               476
                                                       ------          ------            ------             -----
    Operating (loss) income                               723             (122)           6,267             6,572
Interest expense, net                                   2,529            2,168            7,336             6,175
                                                       ------          ------            ------             -----
    Income (loss) before income taxes                  (1,806)         (2,290)           (1,069)              397
Provision (benefit) for income taxes                     (883)         (1,164)             (319)              212
                                                       ------          ------            ------             -----
    Net (loss) income                              $     (923)      $  (1,126)       $     (750)       $      185
                                                       ------          ------            ------             -----
                                                       ------          ------            ------             -----


See accompanying notes to condensed consolidated financial statements.

                                          CDI GROUP, INC. AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                              (Amounts in thousands)

                                                                               As of                       As of
                                                                             April 24,                    July 25,
                                                                                1999                        1998
                                                                            -------------               -------------
ASSETS:
     Cash and cash equivalents                                              $        -                  $   10,770
     Accounts receivable                                                         6,090                       1,098
     Inventory                                                                  40,407                      29,246
     Prepaid expenses and other current assets                                   1,929                       1,582
                                                                            -----------                 ----------
         TOTAL CURRENT ASSETS                                                   48,426                      42,696

     Property and equipment, net                                                11,693                      10,080
     Deferred charges and other assets                                           5,803                       6,290
     Goodwill, net                                                              30,166                      31,603
                                                                            -----------                 ----------
TOTAL ASSETS                                                                $   96,088                  $   90,669
                                                                            -----------                 ----------
                                                                            -----------                 ----------

LIABILITIES:
     Revolver borrowings                                                    $   11,100                  $        -
     Accounts payable                                                           13,885                      11,035
     Accrued expenses and other current liabilities                              5,285                       8,237
     Current portion of supplier advances                                        1,068                       1,068
                                                                            -----------                 ----------
         TOTAL CURRENT LIABILITIES                                              31,338                      20,340

     Long-term debt                                                             74,000                      80,000
     Subordinated debt                                                          19,884                      18,517
     Supplier advances, net of current portion                                   1,182                         629
     Other long-term liabilities                                                 2,489                       2,118
                                                                            -----------                 ----------
TOTAL LIABILITIES                                                           $  128,893                  $  121,604
                                                                            -----------                 ----------

COMMITMENTS AND CONTINGENCIES:
     Redeemable preferred stock, $1.00 par value, 7,862 authorized,
         issued and outstanding, redemption value $100 per share                   786                         786
     Redeemable shares of Class A voting common stock, 57,963
         shares issued and outstanding at net redemption
         value at April 24, 1999 and July 25, 1998                                 493                         493

STOCKHOLDERS' DEFICIT:
     Class A voting common stock, $.00001 par value, authorized
         600,000 shares, 196,632 issued and outstanding at
         April 24, 1999 and July 25, 1998                                            -                           -
     Class B non-voting common stock, $.00001 par value, authorized
         600,000 shares, 187,922 issued and outstanding at
         April 24, 1999 and July 25, 1998                                            -                           -
     Additional paid-in capital                                                      -                           -
     Retained earnings                                                             520                       2,390
     Distribution in excess of capital                                         (34,604)                    (34,604)
                                                                            -----------                 ----------
         TOTAL STOCKHOLDERS' DEFICIT                                           (34,084)                    (32,214)
                                                                            -----------                 ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $   96,088                  $   90,669
                                                                            -----------                 ----------
                                                                            -----------                 ----------

See accompanying notes to condensed consolidated financial statements.

                                          CDI GROUP, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                              (Amounts in thousands)

                                                               Three Months Ended                  Nine Months Ended
                                                         --------------------------------    -------------------------------
                                                           April 24,         April 25,        April 24,         April 25,
                                                             1999               1998             1999              1998
                                                         --------------     -------------    -------------     -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net (loss) income                                    $      (923)       $   (1,126)      $     (750)       $      185
    Depreciation and amortization                              1,393             1,307            4,373             4,032
    Non-cash rent expense                                        172               132              421               393
    Non-cash interest expense                                    483               315            1,362             1,370
    LIFO provision                                               150               300              450               900
    Gain on repurchase of Senior Notes                             -                 -             (395)                -
    Changes in operating assets and liabilities              (13,504)           (5,627)         (18,645)           (5,257)
                                                         --------------     -------------    -------------     -------------
NET CASH FROM (USED IN) OPERATING ACTIVITIES                 (12,229)           (4,699)         (13,184)           (1,623)

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Capital expenditures                                        (395)             (384)          (3,485)           (2,335)
                                                         --------------     -------------    -------------     -------------
NET CASH USED IN INVESTING ACTIVITIES                           (395)             (384)          (3,485)           (2,335)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Proceeds from revolver borrowings                         24,250                 -           33,960               900
    Repayments of revolver borrowings                        (13,150)                -          (22,860)             (900)
    Cash overdraft                                             1,524                 -            1,524                 -
    Payments made on long-term debt                                -                 -                -           (29,269)
    Proceeds from issuance of Senior Notes                         -                 -                -            80,000
    Repurchase of Senior Notes                                     -                 -           (5,605)                -
    Transaction fees paid                                          -              (235)               -            (3,869)
    Dividend paid                                                  -                 -           (1,120)          (45,000)
    Proceeds from the exercise of common stock options             -                 -                -               242
    Proceeds from loans to officers and directors                  -                 -                -                87
    Payments of subordinated debt                                  -                 -                -               (87)
                                                         --------------     -------------    -------------     -------------
NET CASH FROM (USED IN) FINANCING ACTIVITES                   12,624              (235)           5,899             2,104

Net decrease in cash and cash equivalents                          -            (5,318)         (10,770)           (1,854)
Cash and cash equivalents at beginning of period         $         -        $    5,334       $   10,770        $    1,870
                                                         --------------     -------------    -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $         -        $       16       $        -        $       16
                                                         --------------     -------------    -------------     -------------
                                                         --------------     -------------    -------------     -------------

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Amounts in thousands)


(1)  BASIS OF PRESENTATION:

     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of CDI Group, Inc. and Subsidiary (the "Company"), and the notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended July 25, 1998. The Company consists of an operating entity, Community Distributors, Inc. (the "Subsidiary"), which is engaged in the operation of retail drug and general merchandise stores throughout New Jersey, and a holding company, CDI Group, Inc. (the "Parent"), which conducts no independent operations. These interim consolidated financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position, operating results and cash flows for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

(4)  DEBT OFFERING:

     In October 1997, the Subsidiary issued $80,000 of its 10 1/4% Senior Notes Due 2004 ("Senior Notes") which are guaranteed by the Parent. The net proceeds of the issuance of the Senior Notes were approximately $76,000. The Subsidiary used $29,000 of such net proceeds to refinance substantially all of its then existing indebtedness and used $45,000 of the net proceeds to pay a dividend to the Parent, which then distributed a dividend in the same amount to its stockholders. Under the relevant debt agreements, in the event of a change in control, as defined, the Subsidiary is required to repurchase all outstanding Senior Notes.

     In October 1997, the Subsidiary also replaced its then existing credit facility with a $20,000 five year revolving credit facility (the "Facility") concurrent with the issuance of the Senior Notes. This Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Subsidiary's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying condensed consolidated financial statements, aggregated approximately $51 and $1,666 at April 24, 1999 and July 25, 1998, respectively. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Subsidiary cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Amounts in thousands)

     In October 1998, the Subsidiary obtained a waiver from the lender under the Facility permitting the repurchase of an aggregate of $6,000 principal amount of Senior Notes and the payment of a dividend to the shareholders of the Parent in the amount of $1,120. On October 6, 1998, the Subsidiary repurchased an aggregate of $5,000 principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On October 13, 1998, the Subsidiary repurchased an additional $1,000 principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. As of April 24, 1999, $74,000 aggregate principal amount of Senior Notes remained outstanding. On January 4, 1999, the Parent paid a dividend to its common shareholders in the amount of $1,120.

     In addition to the outstanding Senior Notes issued by the Subsidiary, the Parent had outstanding long term debt, consisting of senior subordinated notes due January 31, 2005, in the amount of $19,884 and $18,517 at April 24, 1999 and July 25, 1998, respectively, which includes accrued interest.

(5)  ACCOUNTS RECEIVABLE:

     On September 9, 1998, The Pharmacy Fund Receivables, Inc. ("PFR") filed for bankruptcy under Chapter 11 of the Federal bankruptcy code. In connection therewith, the Subsidiary is pursuing collection of approximately $455 of prescription receivables from managed health care plans and other third-party payer plans ("Third Party Plans") that were purchased by PFR. Subsequent to the filing for bankruptcy, the Subsidiary entered into a settlement agreement with PFR and expects to collect all of the PFR receivables. The Company is unable to predict when the PFR receivables may be collected.

     In addition to the Third Party Plan prescription receivables that were purchased by PFR, which the Subsidiary has yet to collect, the Subsidiary is also pursuing $676 of post-petition prescription receivables, of which $598 has been collected as of April 24, 1999. Post-petition receivables arose when the Third Party Plans continued to make payments to PFR for prescription receivables generated subsequent to the September 9, 1998 bankruptcy petition that were not purchased by PFR. Subsequent to the bankruptcy, the Subsidiary assumed the risk associated with the collection of its Third Party Plan receivables.

(6)  INVENTORY COSTING METHOD:

     Inventory at interim periods is valued on a last-in, first-out (LIFO) basis which is determined based on estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories which are taken twice a year. The results of the last physical inventory that was taken on January 23, 1999 did not have a material impact on the results of operations, financial position and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

         This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including, but not limited to, (i) statements about possible changes in the rate of increase of pharmacy sales to participants in managed health care plans and other third-party payer plans ("Third Party Plans") as a percentage of total pharmacy sales, and its impact on profitability; (ii) the ability of Community Distributors, Inc. (the "Company") to meet its debt service obligations and to fund anticipated capital expenditures and working capital requirements in the future; (iii) the amount and sufficiency of the Company's planned expenditures to address the year 2000 dating problem; (iv) the impact on the Company of the bankruptcy of The Pharmacy Fund Receivables, Inc. ("PFR") and the Company's expectations regarding the recovery of funds owed to it by such party; and (v) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company and of CDI Group, Inc. (the "Holding Company") as of the date of this Quarterly Report on Form 10-Q, and the Company and the Holding Company caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed under the heading "Certain Risks" below and in the section "Risk Factors" in the Prospectus dated February 13, 1998 of the Company and of the Holding Company.

GENERAL

         The Company was founded in 1954 and until 1990 was managed primarily by its founders. The Holding Company is the owner of all of the outstanding capital stock of the Company. Since 1990, the Company has experienced significant growth led by Frank Marfino, the Company's current Chief Executive Officer. The Company currently operates a chain of 48 drug and general merchandise stores, with 31 drugstores operating under the "Drug Fair" name and 17 general merchandise stores operating under the "Cost Cutters" name.

RESULTS OF OPERATIONS

         Except where indicated below, the following discussion relates to the operations of the Company only. The Holding Company conducts no operations separate from the Company.

COMPARISON OF THE THREE MONTHS ENDED APRIL 24, 1999 (THE "1999 THREE-MONTH PERIOD") WITH THE THREE MONTHS ENDED APRIL 25, 1998 (THE "1998 THREE-MONTH PERIOD").

         Net sales for the 1999 Three-month Period were $64.6 million as compared to $55.0 million for the 1998 Three-month Period, an increase of $9.6 million, or 17.5%. The results for the 1999 Three-month Period include thirteen weeks while the results for the 1998 Three-month Period include twelve weeks. Net sales for the 1998 Three-month Period inclusive of the final week from the 1998 second fiscal quarter (the "Comparable 1998 Three-month Period") were $58.9 million as compared to $64.6 million for the 1999 Three-month Period, an increase of $5.7 million, or 9.7%. This increase, which includes a 7.2% increase in same-store sales, was primarily due to (i) a 4.8% increase in sales of non-pharmacy products from $42.1 million for the Comparable 1998 Three-month Period to $44.1 million for the 1999 Three-month Period, and (ii) a 22.6% increase in pharmacy sales from $16.8 million for the Comparable 1998 Three-month Period to $20.6 million for the 1999 Three-month Period, including a 29.7% increase in pharmacy sales to Third Party Plans from $12.8 million for the Comparable 1998 Three-month Period to $16.6 million for the 1999 Three-month Period. The Company attributes the increase in net sales of non-pharmacy products to the opening of three new store locations and the acquisition of the inventory and the customer list of an independent pharmacy in the quarters preceding the 1999 Three-month Period and the acquisition of the inventory and the customer list of an independent pharmacy during the 1999 Three-month Period as compared to the opening of two new store locations and no acquisitions of customer lists during the Comparable 1998 Three-month Period, as well as to increased customer traffic in the Company's stores associated with the increase in total pharmacy sales. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 486,000 for the 1999 Three-month Period as compared to approximately 422,000 for the Comparable 1998 Three-month Period, an increase of approximately 64,000, or 15.2%. The number of prescriptions filled for Third Party Plan customers increased to approximately 394,000 for the 1999 Three-month Period, as compared to 323,000 for the Comparable 1998 Three-month Period, an increase of approximately 71,000, or 22.0%. Pharmacy sales to non-Third Party Plan customers were $4.0 million in both the 1999 Three-month Period and the Comparable 1998 Three-month Period, remaining constant primarily as the result of increased participation of the Company's customers in Third Party Plans accompanied by decrease in the volume of pharmacy products sold to non-Third Party Plan customers from approximately 99,000 in the Comparable 1998 Three-month Period to approximately 92,000 in the 1999 Three-month Period, which was offset by improved retail prices on pharmacy products.

         Gross profit was $17.6 million for the 1999 Three-month Period, as compared to $15.1 million for the 1998 Three-month Period, an increase of $2.5 million, or 16.6%. Gross profit as a percentage of net sales was 27.2% for the 1999 Three-month Period as compared to 27.4% for the 1998 Three-month Period. This 0.2% decrease in gross profit as a percentage of sales was due primarily to the fact that pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, represented a higher percentage of total sales in the 1999 Three-month Period as compared to the 1998 Three-month Period, offset by an increase in the margin on non-pharmacy merchandise.

         Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $4.4 million for the 1999 Three-month Period as compared to $3.3 million for the 1998 Three-month Period, an increase of $1.1 million, or 33.3%, which was primarily the result of the increase in sales on a same store basis combined with the maturing of new stores opened in the Company's last three fiscal years and improved purchase prices from the Company's primary prescription drug wholesaler. Gross profit on sales to Third Party Plan customers was $2.8 million for the 1999 Three-month Period as compared to $1.9 million for the 1998 Three-month Period, an increase of 0.9 million, or 47.4%, which was primarily the result of the increase in sales of prescriptions to Third Party Plan customers as a percentage of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $1.5 million in the 1999 Three-month Period as compared to $1.4 million in the 1998 Three-month Period, an increase of $0.1 million, or 7.1%, primarily resulting from an improved purchase prices from the Company's wholesaler and improved retail prices.

         Although management expects that sales to Third Party Plan customers as a percentage of total pharmacy sales will continue to increase, management believes that as this rate of increase slows, margins will stabilize, resulting in pharmacy gross profit growth that more closely approximates pharmacy sales growth rates. Management believes that the rate of increase in sales to Third Party Plan customers as a percentage of total pharmacy sales will slow because the current growth rate, if continued, would reach the point at which almost all members of the population who may eligible for enrollment in Third Party Plans will be so covered. However, management believes there will always be some pharmacy customers who do not enroll in Third Party Plans. The Company is unable to estimate when this increase will slow, or stop, if at all. Because of the lower margins on prescription sales to Third Party Plan participants, management believes that the increase in Third Party Plan prescription sales as a percentage of total pharmacy sales will negatively impact profit margin, although this may be partly or wholly offset by the increases in non-pharmacy sales that may result from increased floor traffic associated with increased pharmacy sales. There can be no assurance, however, that the increase in Third Party Plan prescription sales as a percentage of total prescription sales will continue, or that any resulting decrease in overall margins will be offset.

         Gross profit on non-pharmacy sales was $13.3 million for the 1999 Three-month Period, as compared to $11.8 million for the 1998 Three-month Period, an increase of $1.5 million, or 12.7%. Gross profit as a percentage of non-pharmacy sales was 30.2% for the 1999 Three-month Period as compared to 29.9% for the 1998 Three-month Period, an increase of 0.3%. Gross profit as a percentage of non-pharmacy sales increased primarily due to improved retail prices on the Company's sales of one-hour film processing and seasonal merchandise.

         Selling, general and administrative expense as a percentage of net sales was 24.1% for the 1999 Three-month Period, as compared to 25.6% for the 1998 Three-month Period, a decrease of 1.5%. Excluding the one-time bonuses paid to Mr. Marfino and Mr. Pluymers, the Company's Chief Executive Officer and Chief Financial Officer, respectively, in the amount of $0.8 million during the 1998 Three-month Period, selling, general and administrative expense as a percentage of net sales was 24.1% for both the 1999 Three-month Period and the 1998 Three-month Period, remaining consistent for both Periods.

         Depreciation and amortization expense for the 1999 Three-month Period was $1.4 million as compared to $1.3 million for the 1998 Three-month Period, an increase of $0.1 million, or 7.7%, which resulted from the higher level of amortization of deferred financing costs incurred in connection with the issuance of the Company's 10 1/4% Senior Notes Due 2004 ("Senior Notes").

         Other income, net was $0.1 million for the 1999 Three-month Period as compared to $0.2 million for the 1998 Three-month Period, a decrease of $0.1 million, resulting from slightly lower levels of vending, video game other miscellaneous income during the 1999 Three-month Period.

         Net interest expense was $2.0 million in the 1999 Three-month Period as compared to $1.9 million in the 1998 Three-month Period, an increase of $0.1 million, resulting from higher average balances borrowed against the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $0.5 million for the 1999 Three-month Period as compared to $0.3 million for the 1998 Three-month Period, an increase of $0.2 million, resulting from the compounding of interest on the Holding Company's subordinated debt.

         The benefit for income taxes was $0.7 million for the 1999 Three-month Period as compared to $1.1 million for the 1998 Three-month Period, a decrease of $0.4 million, or 36.4%, which was primarily the result of a lower net loss before income taxes in the 1999 Three-month Period. The Holding Company experienced a benefit from income taxes of $0.9 million for the 1999 Three-month Period as compared to $1.2 million for the 1998 Three-month Period, a decrease of $0.3 million, or 25.0%, also resulting from the lower net loss before income taxes in the 1999 Three-month Period. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the amortization of goodwill and of beneficial leaseholds which are not deductible when calculating taxable income.

         The net loss for the 1999 Three-month Period was $0.6 million as compared to $0.9 million in the 1998 Three-month Period, a decrease of $0.3 million which is due to the one-time bonuses paid to Mr. Marfino and Mr. Pluymers during the 1998 Three-month Period offset by higher levels of depreciation, interest and amortization expenses in the 1999 Three-month Period. The net loss for the Holding Company for the 1999 Three-month Period was $0.9 million as compared to $1.1 in the 1998 Three-month Period, a decrease of $0.2 million, principally as a result of the factors described above as well as the compounded interest incurred on the Holding Company's outstanding subordinated debt.

COMPARISON OF THE NINE MONTHS ENDED APRIL 24, 1999 (THE "1999 NINE-MONTH PERIOD") WITH THE NINE MONTHS ENDED APRIL 25, 1998 (THE "1998 NINE-MONTH PERIOD").

         Net sales for the 1999 Nine-month Period were $200.3 million as compared to $184.2 million for the 1998 Nine-month Period, an increase of $16.1 million, or 8.7%. The results for the 1999 Nine-month Period and for the 1998 Nine-month Period both include thirty-nine weeks. The increase in net sales, which includes a 6.0% increase in same-store sales, was primarily due to (i) a 4.5% increase in sales of non-pharmacy products from $137.0 million for the 1998 Nine-Month Period to $143.1 million for the 1999 Nine-month Period, and (ii) a 21.4% increase in pharmacy sales from $47.1 million for the 1998 Nine-month Period to $57.2 million for the 1999 Nine-month Period, including a 30.1% increase in pharmacy sales to customers of Third Party Plans from $34.9 million for the 1998 Nine-month Period to $45.4 million for the 1999 Nine-month Period. The Company attributes the increase in net sales of non-pharmacy products to the opening of three new store locations and to the acquisitions of the inventory and customer lists of two independent pharmacies during the 1999 Nine-month period, as compared to the opening of two new store locations and no acquisitions of customer lists during the 1998 Nine-month Period, as well as to increased customer traffic in the Company's stores associated with the increase in total pharmacy sales. The number of prescriptions filled
(including prescriptions filled for Third Party Plan customers) was approximately 1,383,000 for the 1999 Nine-month Period as compared to approximately 1,222,000 for the 1998 Nine-month Period, an increase of approximately 161,000, or 13.2%. The number of prescriptions filled for Third Party Plan customers increased to approximately 1,107,000 for the 1999 Nine-month Period, as compared to 916,000 for the 1998 Nine-month Period, an increase of 20.9%. Pharmacy sales to non-Third Party Plan customers were $11.8 million in the 1999 Nine-month Period as compared to $12.2 million in the 1998 Nine-month Period, a decrease of $0.4 million, or 3.3%. This decrease occurred primarily as the result of increased participation of the Company's customers in Third Party Plans accompanied by a decrease in the volume of pharmacy products sold to non-Third Party Plan customers from approximately 305,000 prescriptions filled in the 1998 Nine-month Period to approximately 277,000 prescriptions filled in the 1999 Nine-month Period, a decrease of 9.2%, which was partially offset by improved retail prices on pharmacy products.

         Gross profit was $56.1 million for the 1999 Nine-month Period, as compared to $51.8 million for the 1998 Nine-month Period, an increase of 8.3%. Gross profit as a percentage of net sales was 28.0% for the 1999 Nine-month Period as compared to 28.1% for the 1998 Nine-month Period. This 0.1% decrease in gross profit as a percentage of net sales was the result of the Company's ability to increase the margin on non-pharmacy merchandise to partially offset the fact that pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, represented a higher percentage of total sales in the 1999 Nine-month Period as compared to the 1998 Nine-month Period.

         Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $12.1 million for the 1999 Nine-month Period as compared to $9.8 million for the 1998 Nine-month Period, an increase of $2.3 million, or 23.5%, which was primarily the result of the increase in sales on a same store basis combined with the maturing of new stores opened in the Company's last three fiscal years and improved purchase prices from the Company's primary prescription drug wholesaler. Gross profit on sales to Third Party Plan customers was $7.6 million for the 1999 Nine-month Period as compared to $5.4 million for the 1998 Nine-month Period, an increase of $2.2 million, or 40.7%, which was primarily the result of the increase in sales of prescriptions to Third Party Plan customers as a percentage of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $4.5 million in the 1999 Nine-month Period as compared to $4.4 million in the 1998 Nine-month Period, an increase of 2.3%, resulting from improved retail pricing to non-Third Party Plan customers which offset the decrease in the volume of product sold to non-Third Party Plan customers.

         Gross profit on non-pharmacy sales was $44.0 million for the 1999 Nine-month Period, as compared to $42.0 million for the 1998 Nine-month Period, an increase of 4.8%. Gross profit as a percentage of non-pharmacy sales was 30.8% for the 1999 Nine-month Period as compared to 30.7% for the 1998 Nine-month Period, an increase of 0.1%. Gross profit on non-pharmacy sales increased primarily due to increased levels of sales and improved pricing on higher margin seasonal merchandise during the 1999 Nine-month Period, offset by higher levels of sales in lower gross profit categories, including convenience foods.

         Selling, general and administrative expense as a percentage of net sales was 23.0% for the 1999 Nine-month Period, as compared to 22.5% for the 1998 Nine-month Period, an increase of 0.5%. This increase in selling, general and administrative expenses is primarily due to the higher level of warehousing payroll incurred to consolidate the Company's warehouses and corporate office into one larger facility, the higher cost of occupancy of the one larger warehouse and corporate office facility, as well as higher levels of selling, general and administrative expenses incurred at its three new store openings during the 1999 Nine-month Period as new stores typically incur higher levels of selling, general and administrative expenses during the first three years after they are opened.

         Depreciation and amortization expense for the 1999 Nine-month Period was $4.4 million as compared to $4.0 million for the 1998 Nine-month Period, an increase of 10.0%. The 1999 Nine-month Period included a one-time write off of $0.3 million of unamortized deferred financing costs related to the repurchase of the Company's 10 1/4% Senior Notes Due 2004 ("Senior Notes") while the 1998 Nine-month Period included a one-time write off of unamortized deferred financing costs of $0.4 million related to the paydown of the Company's former credit facility in connection with the issuance of the Senior Notes.
Excluding the one-time charges in both the 1999 and 1998 Nine-month Periods, depreciation and amortization expense for the 1999 Nine-month Period was $4.1 million as compared to $3.6 million for the 1998 Nine-month Period, an increase of 13.9%, which resulted from the higher level of amortization of deferred financing costs incurred in connection with the issuance of the Senior Notes.

         Other income, net was $0.7 million for the 1999 Nine-month Period as compared to $0.5 million for the 1998 Nine-month Period, an increase of $0.2 million, which is the result of the one-time gain on the repurchase of an aggregate of $6.0 million in principal amount of Senior Notes in October 1998.

         Net interest expense was $6.0 million in the 1999 Nine-month Period as compared to $4.8 million in the 1998 Nine-month Period, an increase of $1.2 million, or 25.0%, resulting from higher average balances borrowed against the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $1.4 million in both the 1999 Nine-month Period and 1998 Nine-month Period.

         Provision for income taxes was $0.2 million for the 1999 Nine-month Period as compared to $0.9 million for the 1998 Nine-month Period, a decrease of $0.7 million, or 77.8%, which was primarily the result of the lower income before income taxes in the 1999 Nine-month Period. The Holding Company experienced a benefit from income taxes of $0.3 million for the 1999 Nine-month Period as compared to a provision for income taxes of $0.2 million for the 1998 Nine-month Period, a decrease of $0.5 million resulting from the lower income before income taxes in the 1999 Nine-month Period. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the amortization of goodwill and of beneficial leaseholds which are not deductible when calculating taxable income.

         Net income for the 1999 Nine-month Period was $0.1 million as compared to net income of $0.8 million in the 1998 Nine-month Period, a decrease of $0.7 million which is primarily due to lower operating income and to increased levels of interest, depreciation and amortization incurred. The Holding Company incurred a net loss of $0.8 million for the 1999 Nine-month Period as compared to net income of $0.2 million in the 1998 Nine-month Period, a decrease of $1.0 million, principally as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF THE THREE MONTHS ENDED APRIL 24, 1999 (THE "1999 THREE-MONTH PERIOD") WITH THE THREE MONTHS ENDED APRIL 25, 1998 (THE "1998 THREE-MONTH PERIOD").

         During the 1999 Three-month Period, cash used in operations was $12.2 million as compared to $4.7 million for the 1998 Three-month Period, an increased use of cash of $7.5 million. This increase in cash used in operations is the result of the higher level of investments in inventory related to the significant increase in pharmacy sales and to improve the replenishment rate to the Company's stores from its warehouse, as well as slower collection of Third Party Plan prescription receivables due to the bankruptcy filing of PFR with whom the Company had an arrangement to factor its Third Party Plan prescription receivables. Cash used in investing activities was $0.4 million during both the 1999 Three-month Period and the 1998 Three-month Period, in each case as a result of expenditures related to the new store openings to occur subsequent to the 1999 Three-month Period and to continued expenditures on technology enhancements. Cash provided by financing activities was $12.6 million during the 1999 Three-month Period as compared to cash used in financing activities of $0.2 million during the 1998 Three-month Period. During the 1999 Three-month Period, the cash provided by financing activities resulted from the net revolver borrowings of $11.1 million and the cash overdraft of $1.5 million while the cash used during the 1998 Three-month Period consisted of $0.2 million related to transaction fees paid in connection with the Company's issuance of $80 million aggregate principal amount of its Senior Notes.

COMPARISON OF THE NINE MONTHS ENDED APRIL 24, 1999 (THE "1999 NINE-MONTH PERIOD") WITH THE NINE MONTHS ENDED APRIL 25, 1998 (THE "1998 NINE-MONTH PERIOD").

         During the 1999 Nine-month Period, cash used in operations was $13.2 million as compared to $1.6 million for the 1998 Nine-month Period, an increased use of cash of $11.6 million. The increase in cash used in operations is the result of the higher level of investment in inventory related to the significant increase in pharmacy sales and to improve the replenishment rate to the Company's stores from its warehouse, as well as slower collection of Third Party Plan prescription receivables due to the bankruptcy filing of PFR with whom the Company had an arrangement to factor its Third Party Plan prescription receivables. Cash used in investing activities was $3.5 million during the 1999 Nine-month Period as compared to $2.3 million during the 1998 Nine-month Period, an increased use of cash of $1.2 million, which was the result of the opening of three new store locations and the acquisition of the inventory and customer lists of two independent pharmacies during the 1999 Nine-month Period as compared to two new store openings during the 1998 Nine-month Period. Cash provided by financing activities was $5.9 million during the 1999 Nine-month Period as compared to $2.1 million during the 1998 Nine-month Period. During the 1998 Period, the cash provided by financing activities resulted from the net proceeds, after payment of the dividend to the common shareholders of the Holding Company, of the issuance of the $80.0 million aggregate principal amount of Senior Notes. The cash provided by financing activities during the 1999 Nine-month Period consisted primarily of net revolver borrowings of $11.1 million and a cash overdraft of $1.5 million which offset $5.6 million used for the repurchase of $6.0 million aggregate principal amount of Senior Notes, and $1.1 million used for the payment of the dividend to the common shareholders of the Holding Company.

         The Company believes that, based on anticipated levels of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes when due, and to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of its fiscal years ended July 31, 1999 and July 29, 2000. The Company's ability to make scheduled payments of principal or interest on or to refinance its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. The Company expects that substantially all of its borrowings under its credit facility will bear interest at floating rates, therefore, the Company's financial condition will be affected by any changes in prevailing rates.

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

         Beginning in 1996, the Company decided to deploy the JDA Software, Inc. Merchandise Management System ("MMS"), a packaged software solution, which it believes, based on representations from its licensor and on certain limited testing performed by the Company, to be Year 2000 Compliant. The total estimated implementation cost of the MMS is $2.1 million, with $1.9 million having already been incurred through April 24, 1999. The Company anticipates that the remaining implementation cost of $0.2 will be fully incurred and all remaining implementation issues will be completed by the end of June 1999.
The $1.9 million incurred cost of the MMS and the remaining $0.2 million of costs to be incurred for the MMS have been and will be paid for out of the Company's capital expenditures budget. Management believes that at the completion of the MMS implementation at the end of June 1999, the Company's business systems will be Year 2000 Compliant in the areas of purchasing, inventory management, cost management, retail price management, warehouse management, sales audit, and accounts payable.

         The Company is currently in the process of upgrading to the next version of its packaged software solution for payroll, human resources, general ledger, budgeting, and cost allocation applications which are used pursuant to a license from Lawson Associates, Inc. Upon completion of implementation of this next version, the Company expects the business systems used in these departments to be Year 2000 Compliant. The Company expects to have this upgrade implementation, including applicable Year 2000 testing, completed by the end of June 1999. The cost for the implementation of this next version of such applications is $0.1 million which will be paid for out of the Company's capital expenditures budget. The Company has not yet incurred any costs related to this upgrade.

         The Company manages its property, plant and equipment expenditures with a packaged software solution provided by Para Research. The Company has already implemented the most recent version of this application software, and based upon limited testing, the Company expects these business systems to be Year 2000 Compliant. No additional costs were incurred or are expected to be incurred in the future related to this application.

         Store systems include the pharmacy operating system, the point-of-sale systems that run the cash register related point-of-sale applications, and non-pharmacy radio frequency applications for store ordering and shelf price auditing. The Company's pharmacy operating system is licensed from Renlar, Inc., which has certified that its most recent version is Year 2000 Compliant. Of its 39 stores with pharmacies, 31 of the Company's stores are operating with the Year 2000 Compliant version of the Renlar, Inc. system. The Company estimates having the remaining eight stores operating with the Year 2000 Compliant version of the Renlar, Inc. system by the end of June 1999. The cost incurred to implement the most recent version of the Renlar, Inc. pharmacy system in the 31 pharmacies in which it has been installed was $0.1 million, which was primarily related to purchasing new computer hardware to operate the Renlar, Inc. pharmacy software, paid for out of the Company's capital expenditures budget. It is estimated that less than $0.1 million will be incurred to implement the Renlar, Inc. pharmacy system in the remaining eight pharmacy locations. Based upon ongoing testing and certifications from the software licensors, management believes that the Company's software applications with respect to cash register related point-of-sale systems are Year 2000 Compliant. However, the Company will be required to upgrade the computer hardware at a majority of its store locations in order to operate the Year 2000 Compliant point-of-sale software in the stores. The Company estimates incurring a cost of $0.2 million to upgrade this hardware and anticipates having the upgraded hardware and Year 2000 Compliant software installed at all of the Company's stores by the end of July 1999. In addition, the Company estimates incurring a cost of $0.1 million to upgrade the software related to its non-pharmacy radio frequency applications which will be incurred as a normal operating cost. No additional hardware purchases or modifications are anticipated to upgrade these radio frequency applications in order for them to be Year 2000 Compliant.

         Finally, the Company is in the process of evaluating the remaining internally developed software applications for Year 2000 Compliance and estimates that the required modifications to those solutions will be completed by September 1999. These internally developed software applications provide functionality in the areas of inventory returns to vendors and advertising. The cost of making the required modifications to these programs is estimated by the Company to be $0.2 million and will be incurred as normal cost of operations as the work is completed through the end of September 1999.

         In summary, the Company estimates that a minimum of $0.9 million of future costs will be required to be incurred to achieve Year 2000 Compliance, including: $0.2 million for the remaining modifications of the JDA MMS; $0.1 million for the upgrade of the Lawson Associates, Inc. packaged software applications; $0.1 million for the implementation of the Renlar, Inc. pharmacy system; $0.2 million for the acquisition of hardware to be installed in the Company's store to run the Year 2000 Compliant point-of-sale applications; $0.1 million for the modifications to the store radio frequency software applications; and $0.2 million for remediation of the remaining internally developed software applications. These costs will be incurred as part of the Company's capital expenditures budget or as normal operating expenses as discussed above.

         In addition, the Company relies upon various third parties for merchandise and services. Interruption of supplier operations, due to their lack of Year 2000 Compliance could significantly affect the Company's operations, particularly if the Company is unable to acquire merchandise for sale in its stores or is unable to obtain services needed to operate its stores. The Company has surveyed its third party suppliers of merchandise and services and is in the process of evaluating their efforts toward achieving Year 2000 Compliance and, if necessary, to define appropriate contingency plans. The Company expects to have the evaluation of its third party suppliers' Year 2000 Compliance completed by approximately August 1999 and certain contingency plans in place by approximately October 1999. Various contingency plans could include identification of alternate third party suppliers and accumulation of inventory to ensure that merchandise is available for sale in its stores. The evaluations of third party suppliers are a means to ensure the continued flow of merchandise and services to the Company, but cannot eliminate the potential for disruption due to lack of Year 2000 Compliance by a third party supplier.

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

CERTAIN RISKS

         The Company is subject to certain risks, including:

"FREEDOM OF CHOICE" AND "ANY WILLING PROVIDER" LEGISLATION

         In July 1994, New Jersey adopted "Freedom of Choice" legislation that requires Third-Party Plans to allow their customers to purchase prescription drugs from the provider of their choice as long as the provider meets uniformly established requirements, and "Any Willing Provider" legislation that requires each Third-Party Plan that has entered into an agreement with a prescription provider to permit other prescription providers to enter into similar agreements. If this legislation were repealed, larger national drugstore chains could enter into exclusive contracts with Third-Party Plans, which could reduce the Company's sales of prescriptions and potentially non-prescription items as well. In addition, since none of the states surrounding New Jersey (other than Delaware) has enacted similar legislation, the Company may be at a disadvantage if it chooses to expand outside of New Jersey.

GOVERNMENT REGULATION AND REIMBURSEMENT PROGRAMS

         The Company is subject to numerous federal, state, and local licensing and registration regulations with respect to, among other things, its pharmacy operations. Violations of any such regulations could result in various penalties, including suspension or revocation of the Company's licenses or registrations or monetary fines, which could have a material adverse effect on the Company's financial condition and results of operations.

         Federal and New Jersey law requires the Company's pharmacists to offer free counseling to customers about their medication. In addition, the Company's pharmacists are required to conduct a prospective drug review before any new prescriptions are dispensed, and may conduct a similar review prior to refilling any prescriptions. New Jersey also regulates the dispensing of over-the-counter controlled dangerous substances. These requirements could result in increased costs to the Company.

MEDICAID AND MEDICARE

         A portion of the Company's services are reimbursed by government sponsored programs such as Medicaid and Medicare, with the remainder being reimbursed by individual patients or Third-Party Plans. If the Company were to fail to comply with reimbursement regulations, or if such reimbursement programs were modified, the Company's business could be adversely affected. The Company is also subject to laws prohibiting the submission of false or fraudulent claims and certain financial relationships between health care providers that are intended to induce the referral of patients, or the recommendations of particular items or services. Violation of these laws could result in loss of licensure, civil and criminal penalties, and exclusion from federal health care programs.

EMPLOYMENT REGULATION

         The Company is subject to employment laws governing minimum wage requirements, overtime and working conditions. An increase in the minimum wage rate, employee benefit costs, or other costs associated with employees could adversely affect the Company.

POTENTIAL GROWTH AND EXPANSION

         The Company has grown in recent years by opening new stores, remodeling and relocating existing stores and refining the product mix in existing stores. The ability of the Company to continue to grow in the future will depend on factors including existing and emerging competition, the availability of working capital to support growth, the Company's ability to manage costs and maintain margins in the face of pricing pressures, and the ability to recruit and train additional qualified personnel. New stores that the Company opens may not be profitable.

RESTRICTIONS ON THE COMPANY

         Both the Indenture governing the Senior Notes and the Facility impose on the Company certain requirements and restriction, such as a requirement that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures, and restrictions on the ability of the Company to incur debt, pay dividends, or take certain other corporate actions. These limitations may restrict the Company's ability to pursue its business strategies.

COMPETITION

         The industries in which the Company operates are highly competitive.

TRADE NAMES, SERVICE MARKS AND TRADEMARKS

         The Company uses various trade names, service marks and trademarks, including "Drug Fair" and "Cost Cutters," in the conduct of its business. A third party registered the service mark "Cost Cutters," but does not currently operate in the Company's market areas. If such third party commences operations in the Company's geographic market areas or licenses the use of the name to a third party, the Company could be required to stop using the name "Cost Cutters." In addition, any of the Company's other trade names, service marks or trademarks could be challenged or invalidated in the future.

ECONOMIC CONDITIONS AND REGIONAL CONCENTRATION

         All of the Company's stores are located in northern and central New Jersey. As a result, the Company is sensitive to economic, competitive, and regulatory conditions in that region.

LEASE RENEWALS ON THE COMPANY'S STORES

         All of the Company's stores are leased. Although the Company has historically been successful in renewing its most important store leases when they have expired, there can be no assurance that the Company will continue to be able to do so.

LEVERAGE

         In connection with the Company's issuance of the Senior Notes, the Company incurred a significant amount of indebtedness and, as a result, the Company is highly leveraged. The Company is permitted to incur substantial additional indebtedness in the future, subject to certain limitations contained in the Indenture governing the Senior Notes.

CONTROLLING STOCKHOLDERS

         The Holding Company owns all of the outstanding capital stock of the Company. The existing stockholders of the Holding Company, which include the Company's President and Chief Executive Officer, certain entities affiliated with the other directors of the Company, and other officers and employees of the Company, own all of the outstanding common stock of the Holding Company. These stockholders have the power to appoint new management and approve any action requiring the approval of the Company's stockholders, including adopting amendments to the Company's charter and approving mergers or sales of substantially all of the Company's assets.

DEPENDENCE ON KEY PERSONNEL

         The success of the Company depends upon the efforts, abilities and expertise of its executive officers and other key employees, including its Chief Executive Officer and President. The loss of the services of any key employees could have a material adverse effect on the Company's financial condition and results of operations.

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

                          PART II - - OTHER INFORMATION

ITEM 4.  OTHER INFORMATION

         None.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule of Community Distributors,
                           Inc.
                  27.2     Financial Data Schedule of CDI Group, Inc.

         (b)      No Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended April 24, 1999.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                   COMMUNITY DISTRIBUTORS, INC.

June 8, 1999                       By:  /S/  TODD H. PLUYMERS
                                       -----------------------------------------
                                             Todd H. Pluymers,
                                             Chief Financial Officer
                                             (AUTHORIZED OFFICER AND PRINCIPAL
                                             FINANCE AND ACCOUNTING OFFICER)

                                    CDI GROUP, INC.

June 8, 1999                        By:  /S/  TODD H. PLUYMERS
                                         ---------------------------------------
                                              Todd H. Pluymers,
                                              Chief Financial Officer
                                              (AUTHORIZED OFFICER AND PRINCIPAL
                                              FINANCE AND ACCOUNTING OFFICER)