Form 10-K
period 1999-07-31
COMMUNITY DISTRIBUTORS INC; CDI GROUP INC
filed 1999-10-29
CIK 774492, 940727

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

                    For the fiscal year ended July 31, 1999
                                       or

             / / TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From ______________ to ______________

                        Commission File Number: 0-21379
                            ------------------------
                          COMMUNITY DISTRIBUTORS, INC.

                                CDI GROUP, INC.

           (Exact Names of Registrants as Specified in Their Charter)

               DELAWARE                                     22-1833660
    (State or other jurisdiction of                         22-3349976
    incorporation or organization)             (I.R.S. Employer Identification No.)

    800 COTTONTAIL LANE, FRANKLIN TOWNSHIP, SOMERSET, NEW JERSEY 08873-1227
                    (Address of Principal Executive Offices)
               Registrant's telephone number, including area code
                                 (732) 748-8900
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                    None                                           None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The number of shares of the Common Stock, par value $.01 per share, of Community Distributors, Inc., outstanding as of October 29, 1999 was 1,000, and the number of shares of the Common Stock, par value $.00001 per share of CDI Group, Inc., outstanding as of October 29, 1999 was 442,517.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I
Item 1.    Business....................................................      1
Item 2.    Properties..................................................     10
Item 3.    Legal Proceedings...........................................     11
Item 4.    Submission of Matters to a Vote of Securityholders..........     11

                                     PART II
Item 5.    Market for Registrants' Common Equity and Related
           Stockholder Matters.........................................     11
Item 6.    Selected Historical Financial Data..........................     12
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     15
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................     27
Item 8.    Financial Statements and Supplementary Data.................     28
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     56

                                    PART III
Item 10.   Directors and Executive Officers of the Registrants.........     57
Item 11.   Executive Compensation......................................     59
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     62
Item 13.   Certain Relationships and Related Transactions..............     64

                                     PART IV
Item 14.   Exhibits and Financial Statement Schedules..................     67

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

    Community Distributors, Inc. (the "Company") is among the largest regional drugstore chains in the United States and the only regional chain focused primarily on the densely populated northern and central New Jersey markets, although several national and other regional drugstore chains have operations in these areas. CDI Group, Inc. (the "Holding Company") is the owner of all of the outstanding capital stock of the Company. The Company operates a chain of 49 drug and general merchandise stores under two separate formats, Drug Fair and Cost Cutters. Of the Company's 49 stores, 27 have been opened since 1989 and all of the remaining 22 have been refurbished since 1991. The Company was acquired by the Holding Company on January 30, 1995 (the "Acquisition"), and is referred to below with respect to periods before such time as the "Predecessor Company." As used in this Annual Report on Form 10-K (the "Report"), the terms "fiscal 1994," "fiscal 1996," "fiscal 1997," "fiscal 1998," "fiscal 1999" and "fiscal
2000" refer to the fiscal years ended or ending July 31, 1994, July 28, 1996, July 26, 1997, July 25, 1998, July 31, 1999 and July 29, 2000, respectively, of the Predecessor Company, the Company or the Holding Company, as applicable. All references to the twelve months ended July 30, 1995 are to the 52 weeks ended July 30, 1995, and all information presented for this period represents the mathematical addition of the results of operations of the Company for the six months immediately prior to the acquisition of the Company by the Holding Company on January 29, 1995 and the results of operations of the Company for the six months ended July 30, 1995.

    DRUG FAIR. Drug Fair is a chain of 32 large-format drugstores with an average store size of approximately 17,000 square feet. All of the stores contain a pharmacy in the rear of the store, which is the focal point of the store layout. In fiscal 1999, the Company's pharmacies (including six at Cost Cutters locations) filled over 1.8 million prescriptions, an average weekly volume of approximately 1,000 scripts per pharmacy, and pharmacy sales increased 24.2% over fiscal 1998. Currently, approximately 81.0% of the Company's prescription sales are made to participants in managed health care plans and other third-party payer plans ("Third-Party Plans"). Drug Fair's strategy is to utilize large-format stores to capitalize on the increased customer traffic associated with its growing pharmacy business to increase sales of higher margin non-pharmacy merchandise, including health and beauty care items, housewares, greeting cards, stationery, candy and seasonal items. General merchandise accounted for approximately 58.8% of Drug Fair revenues in fiscal 1999. Drug Fair stores are primarily located in neighborhood shopping centers that are easily accessible and generate significant customer traffic.

    COST CUTTERS. Cost Cutters is a 17-store general merchandise chain with an average store size of approximately 29,000 square feet. Cost Cutters stimulates customer traffic by offering a non-pharmacy merchandise mix similar to Drug Fair, a high-impact merchandise presentation and an everyday low price strategy, with prices generally 10%-15% lower than Drug Fair. Cost Cutters offers a broader selection of products than Drug Fair while still focusing on health and beauty care items, housewares, greeting cards, stationery, candy and seasonal items. Currently, six locations have pharmacies, two within the store and four as separate Drug Fair storefronts adjacent to the store. The Company believes there is an opportunity to open Drug Fair pharmacies at certain additional Cost Cutters locations. Cost Cutters stores are primarily located near major highways, drawing customers from a wider area than a typical drugstore and emphasizing their destination-store orientation.

BUSINESS INFORMATION

    The Company's products may be divided generally into two categories: pharmacy and general merchandise, which includes over-the-counter pharmaceuticals, health and beauty care items, housewares, stationery and greeting cards, candy, food and beverage (primarily convenience foods), cosmetics and seasonal and promotional items. The principal products offered by the Company in these two industry categories and the approximate percentage of revenues attributable to such categories are described below.

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

    The following table sets forth the approximate percentage of revenues attributable to each major product category at Drug Fair and Cost Cutters stores during fiscal 1999:

                                                              PERCENTAGE OF FISCAL 1999
                                                                  SALES BY CATEGORY
                                                              --------------------------
CATEGORY:                                                      DRUG FAIR    COST CUTTERS
---------                                                     -----------   ------------
  Pharmacy..................................................      41.2%          7.7%
  Health and Beauty Care and OTC Pharmaceuticals............      15.7          22.2
  Other Merchandise.........................................       9.2          12.7
  Housewares................................................       7.5          15.9
  Stationery and Greeting Cards.............................       6.9          12.4
  Candy, Food and Beverage..................................       9.2          11.2
  Seasonal and Promotional..................................       6.6          12.0
  Cosmetics.................................................       3.7           5.9
                                                                 -----         -----
                                                                 100.0%        100.0%

    Excluding revenue generated by stores that were open less than twelve months before the beginning of the applicable fiscal year, the Company's stores generated net sales of $237.8 million in fiscal 1998 (from 41 stores), and $255.0 million in fiscal 1999 (from 42 stores), an increase of 7.2%. The Company attributes this growth to increased pharmacy sales as well as increased sales of non-pharmacy merchandise generated by increased customer traffic, as well as the successful implementation of the Company's merchandising strategies.

DRUG FAIR

    Drug Fair is a 32-store chain of larger sized traditional drugstores primarily located in easily accessible neighborhood shopping centers. Drug Fair has built a base of loyal customers by offering a broader range of non-pharmacy general merchandise within this larger format, including an expanded selection of health and beauty care items, housewares, greeting cards, stationery and seasonal items, in a convenient setting with attractive prices. Drug Fair's strategy is to emphasize its broad selection of merchandise and offer competitive prices relative to its competition. In particular, the Company believes that its broader selection of non-pharmacy general merchandise is a significant competitive strength that has enabled it to increase non-pharmacy gross margins from 29.2% in fiscal 1994 to 31.8% in fiscal 1999. The Company's long-standing philosophy of customer service has made Drug Fair a leader in local pharmacy services in its markets.

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

    PHARMACY. In fiscal 1999, the Company's pharmacies filled over 1.8 million prescriptions, representing an average weekly volume of approximately 1,000 scripts per pharmacy, and pharmacy sales increased 24.2% over fiscal 1998. Currently, approximately 81.0% of prescription volume results from sales to Third-

Party Plan participants. The Company offers discounts on prescriptions to senior citizens, who accounted for approximately 10.0% of prescription sales volume in fiscal 1999.

    All Drug Fair stores contain a pharmacy in the rear of the store, each staffed by two full-time registered pharmacists. The pharmacy is the focal point of the store layout, which is also designed to promote optimal customer flow and shopping convenience. New and remodeled stores typically have enhancements such as pharmacy waiting and consultation areas. In addition, for the past five years Drug Fair stores have featured free home delivery of prescriptions. The Company believes that this delivery service represents an attractive alternative to the drive-through pharmacy service offered by some of its competitors while avoiding the significant capital expenditures required to remodel stores to accommodate drive-through services.

    GENERAL MERCHANDISE. As a customer-oriented, lower-cost retail drugstore, Drug Fair strives to compete on the bases of cost and maintaining a high-quality image with the consumer. General merchandise is an important component of Drug Fair's revenues, comprising approximately 58.8% of Drug Fair revenues in fiscal 1999. General merchandise products are well stocked and displayed on shelves within easy reach of consumers. With its convenient merchandise layout and large selection, Drug Fair retains its small-store atmosphere while offering a variety of merchandise selections typically seen in larger retail stores. Drug Fair offers a selection of general merchandise similar to that of its drugstore competitors but, due to its above average size, is able to expand its selection of items and offer a wider assortment of higher margin non-pharmacy merchandise. For example, seasonal items have been a key contributor to Drug Fair's success, comprising 6.6% of Drug Fair's revenues in fiscal 1999. Seasonal items are prominently displayed along the entrance, providing a varied product mix and generating impulse buying. With nearly 58,000 non-pharmacy stock keeping units ("SKUs") including seasonal items, Drug Fair also offers expanded greeting card and household item selections to the consumer.

    In addition to its general merchandise offerings, the Company seeks to attract customers by offering ancillary conveniences and services, such as lottery tickets, convenience food sections and film processing in many of its stores, including its own on-site one-hour photofinishing labs in 20 Drug Fair locations. Management believes that it offers the lowest prices for one-hour film developing in its markets. The Company intends to continue to experiment with new products and services designed to increase customer traffic and enhance convenience.

COST CUTTERS

    Cost Cutters is a 17-store general merchandise chain focused on the product areas of health and beauty care, housewares, greeting cards, stationery, candy and seasonal items. The stores are self-service oriented, and feature a non-pharmacy merchandise mix similar to that of Drug Fair, with more than a 90% overlap in general merchandise, at prices generally 10%-15% lower than at Drug Fair. Currently, two Cost Cutters locations house their own pharmacies, and the Company has added Drug Fair pharmacies adjacent to four of its Cost Cutters locations. The Company believes there is an opportunity to open Drug Fair pharmacies in certain additional Cost Cutters locations. Cost Cutters is unique in its merchandising strategy in its markets and provides a much broader product variety and deeper discounts than other local stores, while successfully competing with mass merchandise stores.

    The Company opened its first Cost Cutters store in 1983 in Norwood, New Jersey and the Company's Cost Cutters stores average approximately 29,000 square feet in size, ranging from 20,000 to 36,000 square feet. In expanding to new sites, the Company has opportunistically negotiated favorable lease terms, typically from grocery stores that are relocating, rather than paying higher prices for new real estate. Most of the stores are located in shopping centers, near highways in easily accessible locations for surrounding communities. By comparison, larger discount department chains, such as WalMart, Target and K-Mart, typically build new stores in excess of 100,000 square feet and focus more on higher-priced products such as apparel, sporting goods, electronics and appliances. The Company believes that the accessibility and manageable size of a Cost Cutters store is attractive to consumers at a time when larger discount merchandisers continue to open larger and more complex stores that many customers may find less convenient. All stores are open seven days a week, from 9:00 a.m. to 9:30 p.m., Monday through Friday, with slightly reduced hours on weekends, totaling approximately 83 hours per week.

    PHARMACY. While pharmacy is not the main focus of the Cost Cutters chain, two Cost Cutters locations house their own pharmacies and the Company has Drug Fair pharmacies as separate storefronts adjacent to four of its Cost Cutters locations with a pass-through between the two stores. The Company believes there is an opportunity to add Drug Fair pharmacies to certain additional Cost Cutters stores depending on factors such as lease restrictions, location, store size, layout and competition. The Company estimates that it costs $75,000 to $100,000 to install a Drug Fair pharmacy next to an existing Cost Cutters location (assuming construction of a new storefront is required), excluding costs of staffing and inventory.

    GENERAL MERCHANDISE. With over 59,000 non-pharmacy SKUs, including seasonal items, and substantial overlap in merchandise with Drug Fair, Cost Cutters distinguishes itself through its merchandise presentation, pricing strategy, assortment of items targeted to impulse purchases and a strong merchandising position in greeting cards, stationery, seasonal items and household products. In addition to traditional retail drugstore general merchandise such as health and beauty care items, over-the-counter ("OTC") pharmaceuticals, candy and seasonal items, Cost Cutters also sells luggage, kitchenware and an extended selection of houseware products and automotive-related goods. One of the Company's merchandising strategies is a high-impact merchandise presentation based on well-stocked shelves that are highly visible to the customer, promoting a value superstore image. Eight Cost Cutters locations contain on-site one-hour photofinishing labs.

    Cost Cutters is less promotional than most other discount stores because it utilizes an everyday low price strategy. Competitors such as K-Mart and Bradlees generally employ what is known as a "high-low" pricing strategy, in which everyday prices are generally higher than at Cost Cutters but are reduced below Cost Cutters' prices during periodic store-wide sales. The Company believes that Cost Cutters' pricing strategy is more attractive to consumers than alternative pricing strategies for the majority of its product offerings, including health and beauty care products that are typically purchased when needed as opposed to when offered on sale.

ADVERTISING AND PROMOTION

    The Company aggressively advertises its Drug Fair and Cost Cutters chains through extensive use of colorful, high-quality direct mail circulars distributed to its neighborhood markets. Approximately 26 Drug Fair circular programs are distributed annually, with each circular typically containing a selection of approximately 200 specially priced items chosen to build customer traffic. Cost Cutters distributes approximately 17 circular programs annually, each containing approximately 200 items, of which 10% to 15% have been reduced in price. The circulars often contain coupons good for item discounts and advertise "Special" and "Bonus" buys. "Special" buys are items that are carried at reduced prices while supplies last. "Bonus" buys are items carried every day that include an additional amount of the same product or another product for no extra cost. The Company estimates the average circular program costs $155,000 to produce and distribute to approximately 800,000 recipients, although in some cases the cost is partially offset by co-op advertising rebates received from featured suppliers.

PURCHASING AND DISTRIBUTION

    By operating both Drug Fair and Cost Cutters chains, the Company believes that it is able to take advantage of economies of scale available to larger chains in purchasing merchandise and maintaining up-to-date systems and technology. Although the Company utilizes two separate retail formats, the 49 stores are operated as one company through centralized purchasing and distribution and use complementary marketing strategies. The Company believes that its focus on consistent execution of its purchasing, pricing and merchandising strategies has been instrumental in its success to date.

    The Company maintains centralized budgeting, pricing, purchasing, warehousing and inventory control functions at its corporate offices. Products are purchased for both store chains by merchandise managers, each of whom is responsible for a distinct product category (for example, cosmetics or housewares) and reports to the Company's Vice President of Merchandising.

    Approximately 56.0% of all non-prescription purchases are received at the Company's current central warehouse and distribution center in Somerset, New Jersey. These products are delivered to the stores by the Company's ten owned trucks. The balance of general merchandise is shipped directly to the stores by manufacturers and distributors. All prescription drugs are shipped directly to the individual stores by wholesale drug distributors on a daily basis. The Company has an agreement with Neuman Distributors, Inc. ("Neuman") to supply pharmaceuticals, health and beauty care, home health care and related products. The term of the Company's supply agreement with Neuman (the "Neuman Agreement") expires in November 2001. Pursuant to the terms of the Neuman Agreement, the Company purchases pharmacy and health and beauty care products at a specified discount to Neuman's Costs. The Company believes that Neuman's Cost (as defined in the Neuman Agreement) is higher than Neuman's actual cost for the pharmaceutical products it supplies because it does not reflect all discounts that may be available to Neuman from its suppliers. Cardinal Health, Inc. ("Cardinal") serves as a secondary supplier for products that are not routinely carried by or are out of stock at Neuman, and the Company believes that its pharmacy products are readily available from numerous other wholesale suppliers of pharmacy products that would be able to supply the Company's requirements on substantially similar terms in the event that Neuman and/or Cardinal were unable to do so. Management believes that by operating both chains it is able to purchase most of its products at competitive prices by purchasing products in truck-load or container quantities.

    The Company buys products from more than 1,600 suppliers and manufacturers and seeks to purchase its merchandise directly from manufacturers in order to take advantage of promotional programs offered only to retailers, including co-op advertising allowances, promotional displays and materials and price promotions. The Company believes that its relationships with its vendors are good. The Company often utilizes prompt cash payments to obtain additional merchandise discounts. None of the Company's suppliers or manufacturers represented more than 10% of the Company's total non-pharmacy purchases during fiscal 1999.

MANAGEMENT INFORMATION SYSTEMS

    The Company operates an in-house data processing system in connection with the operation and management control functions of its business. This system incorporates both proprietary and commercially available software, including the JDA Software, Inc. ("JDA") Merchandise Management System, the Company's E-3 warehouse replenishment system and Lawson Associates payroll and general ledger systems, and is designed to integrate the key retailing functions of merchandise planning, purchase order management, sales capture, merchandise distribution, receiving, order entry, inventory control and replenishment. Management believes its systems enable the Company to maintain a virtually constant "in-stock" position in all key lines of merchandise. In anticipation of continued growth, the Company purchased a new comprehensive processing system developed by JDA. Effective June 1, 1998, the Company implemented the Accounts Payable, Sales Audit, and Point-of-Sale Interface modules of the JDA processing system. In late September 1998, the Company implemented the Sales Analysis, Inventory Management, Electronic Data Interchange and Purchasing modules of the JDA processing system.

    The Company monitors inventories and sales at its 49 stores through a point-of-sale network, utilizing IBM Chain Sales software and hardware, which links store terminals to a central computer located at the Company's headquarters. The Company uses this system to replenish store inventories from its central warehouse and to provide management with detailed information on individual store operations on a daily basis.

    All sales data is recorded by cashiers, utilizing scanners, in each store at the time of sale. Sales data is transmitted to the central computer where it is compiled to produce daily, weekly and monthly management reports. Reports are organized by line of merchandise, class, item and store, and enable management to monitor sales and profitability by location. Based upon this information, management makes merchandising decisions as required, including reorders, special promotions and changes in buying programs. As a means of further inventory verification, physical inventories are taken twice a year at all stores and the warehouse. The Company also employs Telxon and Symbol Technologies radio frequency equipment in order to constantly monitor and update inventory, shelf labels and prices.

    As a result of the implementation of the Company's new JDA processing system and utilization of various other packaged software solutions, the Company believes that the majority of the Company's computer software applications and systems will not be affected by the "year 2000" dating problems because substantially all of the proprietary legacy systems have been replaced by this system. Although the implementation of the JDA processing system was made in anticipation of continued growth, it is also intended to have the effect of resolving a majority of the Company's year 2000 dating problems. The cost incurred for the implementation of the JDA processing system was approximately $2.2 million, which was paid for out of the Company's operating cash flows during fiscal years 1997, 1998 and 1999. During fiscal 1999, additional expenditures were made for the following: $0.1 million for the upgrade to the most recent version of the Lawson financial systems, including general ledger, cost allocations, budgeting, payroll and human resources; $0.3 million for the purchase of new point-of-sale and pharmacy system hardware for the stores as well as for personal computer hardware upgrades at the corporate office; and $0.2 million for the cost to modify current point-of-sale and various legacy computer systems at the corporate office. The Company does not anticipate having to defer any information technology projects in order to achieve timely resolution of the year 2000 dating problem. In the event the Company is unable to achieve complete year 2000 dating problem resolution on a timely basis, management anticipates that the disruption to the Company's business will be minimal.

    However, the Company may be adversely affected if various suppliers do not achieve complete resolution of the year 2000 dating problem. These adverse effects may include, but are not limited to: not being able to maintain in-stock inventory positions in the Company's warehouse and stores, resulting in lost revenue; not being able to process electronically verified sales (i.e., credit card, debit card, and Third-Party Plan sales) at the pharmacy and front-end, resulting in lost revenue; and the disruption of management reporting, resulting in operating inefficiencies and in disruption to the Company's cash flows.

    All of the Company's stores contain Sensormatic Electronic Article Surveillance Systems designed to minimize theft. Since its installation five years ago, this system has contributed to reducing overall shrinkage to approximately 1.5% of sales, which management believes is below the industry average.

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

    LICENSES AND REGULATION. The Company's pharmacists are required to be licensed by the New Jersey Board of Pharmacy. All stores with pharmacies and the Company's distribution center are also registered with the Federal Drug Enforcement Administration, although no pharmaceuticals are stored in the distribution center. Various other federal and state licenses (including state licenses required to sell cigarettes) are required for the conduct of the Company's business as presently conducted. The Company seeks to comply with all such licensing and registration requirements and continues to actively monitor its compliance with such requirements. By virtue of these licenses and registration requirements, the Company is obligated to observe certain rules and regulations, and a violation of these rules and regulations could result in a suspension or revocation of one or more licenses or registrations and/or monetary penalties or fines. The sale of pharmaceutical products at new stores requires the issuance of additional licenses, with respect to which the licensing authorities may conduct investigations.

    In 1990, the United States Congress enacted the Omnibus Budget Reconciliation Act of 1990 (OBRA), which required states to implement pharmaceutical drug use review programs for Medicaid beneficiaries by January 1, 1993. Under OBRA, pharmacists are required to offer counseling, without additional charge, to customers covered by Medicaid about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists. The State of New Jersey enacted broader regulations that require pharmacists to provide such counseling to all customers, regardless of whether they are covered by Medicaid. As a result, the Company's pharmacists must provide counseling to customers and have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate such effects. In addition, the Company's pharmacists are required to conduct a prospective drug review before any new prescriptions are dispensed, and may conduct a similar review prior to refilling any prescriptions if considered appropriate. Such reviews include screening for potential drug therapy problems due to (i) potential or actual reactions to drugs, (ii) therapeutic appropriateness, (iii) over utilization, or underutilization, (iv) appropriate use of generic drugs, (v) therapeutic duplication, (vi) drug-disease contraindications, (vii) drug-drug interactions,
(viii) incorrect drug dosage or duration of drug treatment, (ix) drug-allergy interactions, and (x) clinical abuse or misuse. Further, New Jersey closely regulates the dispensing by pharmacists of over-the-counter controlled dangerous substances, imposing requirements as to: (i) filling and refilling of prescriptions, (ii) labeling of prescriptions, and (iii) monitoring the use of
Schedule V over-the-counter controlled dangerous substances to determine, in a pharmacist's professional judgment, whether the substance has or will be used for unauthorized or illicit consumption or distribution. The Company believes its series of training programs for pharmacy personnel and its pharmacy computer network are designed to ensure that these requirements are satisfied, but violations of these regulations could have an adverse impact on the Company.

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

    In recent years, a number of legislative proposals have been introduced in Congress to reform the health care system, including proposals in the context of federal budget legislation. In addition, a number of states have enacted and are considering various health care reforms. For example, several state Medicaid programs have established mandatory statewide managed care programs for Medicaid beneficiaries to control costs through negotiated or capitated rates, as opposed to traditional cost based reimbursement for Medicaid services, and proposed to use savings achieved through these programs to expand coverage to those not previously eligible for Medicaid. Also, a provision of the FDA Modernization Act, which became effective November 21, 1998, expressly permits pharmacy drug compounding under certain conditions for individual patients. This maintains and could increase the range of services provided by the Company. The Company cannot predict whether or in what form health care legislation may be adopted in the future, at the federal or state level, or the impact of any such legislation on the Company's financial position or results of operations. However, to the extent health care legislation expands the number of persons receiving health care benefits covering the purchase of prescription drugs (such as through government-sponsored managed care initiatives), it could result in increased purchases of such drugs and could thereby have a favorable impact on both the Company and the retail drug industry in general. Nevertheless, there can be no assurance that any such legislation will be enacted or, if enacted, that such legislation will not have an adverse effect on the Company.

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

EMPLOYEES

    As of October 15, 1999, the Company had approximately 1,800 employees of which approximately 42% were full-time and 58% were part-time. None of such employees are covered by collective bargaining agreements or represented by unions. The Company has not experienced any material business interruption as a result of labor disputes and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

    The Company's stores by location, fiscal year opened, fiscal year refurbished and size were as follows on October 29, 1999:

                                                                 FISCAL YEAR        SQUARE
LOCATION                                                      OPENED/REFURBISHED   FOOTAGE
--------                                                      ------------------   --------
                                         DRUG FAIR
South Plainfield............................................       1959/1994        21,250
Manville....................................................       1965/1991        20,000
Old Bridge..................................................       1969/1992        16,527
Edison......................................................       1970/1992        15,000
Westfield...................................................       1972/1991        23,424
Aberdeen....................................................       1974/1993        11,620
Fairfield...................................................       1976/1991        19,600
Hazlet......................................................       1976/1991        12,000
Berkeley Heights............................................       1977/1993        16,800
Milburn.....................................................       1977/1992        21,112
Warren......................................................       1978/1991        15,000
Wyckoff.....................................................       1981/1995        15,960
Rahway......................................................       1983/1993        13,900
Isellin.....................................................       1985/1993        16,265
Englewood...................................................       1988/1992        13,440
Cranford....................................................       1989/--          13,661
Oakland.....................................................       1989/--          20,205
Middlesex...................................................       1991/--          23,000
Stirling....................................................       1993/--          15,777
Verona......................................................       1995/--          17,200
Clifton.....................................................       1996/--          11,200
Ramsey......................................................       1996/--          17,000
Somerset....................................................       1996/--          18,050
Plainfield..................................................       1997/--          18,000
Hillside....................................................       1998/--          17,600
Florham Park................................................       1998/--          12,750
North Arlington.............................................       1999/--          15,500
Fairview....................................................       1999/--          14,225
Port Monmouth...............................................       1999/--          16,450
Belleville..................................................       1999/--          19,000
Clifton.....................................................       1999/--          16,000
Wayne.......................................................       1999/--          17,993
Sayreville..................................................       1999/--          17,500
                                       COST CUTTERS
Norwood.....................................................       1983/1992        24,630
Bricktown...................................................       1984/1993        26,878
Manalapan...................................................       1984/1992        24,450
Middletown..................................................       1984/1993        27,988
Hamilton....................................................       1985/1993        33,300
Union.......................................................       1985/1994        35,217
West Long Branch............................................       1986/1996        27,113
Wall........................................................       1987/1993        30,000
Hillsborough................................................       1990/1994        20,600
Parsippany..................................................       1991/--          29,575
Lacey.......................................................       1992/--          34,000
Wayne.......................................................       1992/--          29,000
Ocean.......................................................       1993/--          36,890
Toms River..................................................       1994/--          34,000
Chatham.....................................................       1995/--          20,800
Elizabeth...................................................       1995/--          25,000
Lincoln Park................................................       1995/--          30,100

    All of the Company's stores are leased pursuant to long-term leases containing generally favorable terms. The current leases expire between November 30, 1999 and April 30, 2039 (assuming renewal options are exercised), with an average of 17 years remaining on lease terms. Six of these leases will expire by the end of 2000, 20 leases will expire between 2001-2015 and 23 leases will expire after 2015.

    On May 21, 1998, the Company entered into a lease for new warehouse and office facilities in Somerset, New Jersey. This lease, which expires on March 21, 2004, provides for the lease of approximately 204,000 square feet of warehouse and office space. The Company commenced occupation of the new facility in September 1998, and has vacated its prior corporate offices and two warehouse facilities. The Company's monthly payments under the lease for the new facility are approximately $67,000, and resulted in increased net annual facility expenditures of approximately $450,000 during fiscal 1999. The Company believes this new facility has improved and will continue to improve operating efficiencies in several areas, particularly distribution and inventory control.

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

    On October 16, 1997, the Holding Company issued an aggregate of 24,237 shares of its Common Stock to twelve of its shareholders, all of whom were officers, directors or other members of the Company's management, pursuant to the exercise of stock options previously granted to such persons. These sales of Common Stock were made by the Holding Company in reliance of the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended (the "Securities Act").

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

    On October 16, 1997, the Holding Company issued amended and restated subordinated notes due 2005 (the "Subordinated Notes") in the same principal amounts to the original holders thereof in connection with the issuance of the Original Notes and the Holding Company's Guarantee of such Notes. These amended and restated Subordinated Notes were issued in reference on the exemption from registration under the Securities Act provided by Section 4(a) thereof.

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

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

                     SELECTED FINANCIAL DATA OF THE COMPANY

    The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the periods in the five-year period ended July 31, 1999, are derived from the audited financial statements of the Company and the Predecessor Company. The financial statements of the Predecessor Company for the six months ended January 29, 1995 have been audited by Arthur Andersen LLP, and the financial statements for the six months ended July 30, 1995, fiscal 1996, fiscal 1997, fiscal 1998 and fiscal 1999 have been audited by PricewaterhouseCoopers, LLP. The Company was acquired by the Holding Company on January 30, 1995, and is referred to below with respect to periods prior to that date as the "Predecessor Company" and with respect to periods after that date as the "Company." The selected financial and other data presented below under the caption "Other Data" as of and for all of the periods presented, are unaudited.

    The selected financial data presented below should be read in conjunction with the audited financial statements and the related notes thereto of the Company for fiscal 1997, fiscal 1998 and fiscal 1999 appearing elsewhere in this Report. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                 PREDECESSOR
                                   COMPANY                                         THE COMPANY
                                -------------   ---------------------------------------------------------------------------------
                                 SIX MONTHS      SIX MONTHS     TWELVE MONTHS    TWELVE MONTHS    TWELVE MONTHS    TWELVE MONTHS
                                    ENDED           ENDED           ENDED            ENDED            ENDED            ENDED
                                JAN. 29, 1995   JULY 30, 1995   JULY 28, 1996    JULY 26, 1997    JULY 25, 1998    JULY 31, 1999
                                -------------   -------------   --------------   --------------   --------------   --------------
Net sales.....................    $101,687         $96,171         $215,731         $231,033         $248,242         $275,270
Cost of sales.................      72,469          67,686          152,645          163,157          173,648          196,812
Gross profit..................      29,218          28,485           63,086           67,876           74,594           78,458
Selling, general and
  administrative expense......      21,468          21,635           47,487           50,831           56,074           62,317
Other income, net.............         595             205              353              401              579              805
Administrative fees...........           0             125              250              250              250              250
Depreciation and
  amortization(1).............         884           1,980            4,341            4,399            5,386            5,910
                                  --------         -------         --------         --------         --------         --------
Operating income..............       7,461           4,950           11,361           12,797           13,463           10,786
Interest expense, net.........           0           2,284            3,998            3,018            6,748            8,033
                                  --------         -------         --------         --------         --------         --------
Income before income taxes....       7,461           2,666            7,363            9,779            6,715            2,753
Provision for income
  taxes(2)....................         186           1,598            3,659            5,216            3,679            1,974
                                  --------         -------         --------         --------         --------         --------
Net income....................    $  7,275         $ 1,068         $  3,704         $  4,563         $  3,036         $    779
                                  ========         =======         ========         ========         ========         ========
Balance Sheet Data (End of
  Period):
Working capital (unaudited)...    $ 29,457         $10,645         $ 11,196         $  9,875         $ 20,461         $ 17,484
Total assets..................      53,176          86,079           84,931           81,256           91,282           90,495
Total debt....................           0          45,000           39,360           29,467           80,418           74,311
Stockholder's equity
  (deficit)...................      36,033          19,068           22,772           27,335          (14,386)         (14,727)

Other Data (unaudited):
Ratio of earnings to fixed
  charges(3)..................        8.1x            1.7x             2.1x             2.7x             1.3x             1.2x
Adjusted EBITDA(4)............    $  9,682         $ 7,714         $ 16,913         $ 18,695         $ 18,566         $ 18,639
Gross margin..................        28.7%           29.6%            29.2%            29.4%            30.1%            28.5%
Adjusted EBITDA margin(5).....         9.5%            8.0%             7.8%             8.1%             7.5%             6.8%
Capital expenditures..........    $  1,313         $ 1,070         $  2,887         $  1,287         $  3,525         $  5,435
Pharmacy sales growth.........         7.8%           10.1%            10.8%            16.3%            15.4%            24.2%
Pharmacy sales as a % of
  total.......................        19.6            22.6             22.1             24.1             25.8%            28.9%
Third-Party Plan sales as a %
  of pharmacy sales...........        47.2%           50.9%            61.5%            70.1%            74.8%            79.9%

Store data (unaudited):
Number of stores at end of
  period:
  Drug Fair...................          22              22               25               26               28               32
  Cost Cutters................          15              16               17               17               17               17
                                  --------         -------         --------         --------         --------         --------
  Total.......................          37              38               42               43               45               49
                                  ========         =======         ========         ========         ========         ========
Same-store sales growth
  (unaudited)(6):
  Drug Fair...................         4.0%            6.6%             3.5%             6.7%             6.9%             7.7%
  Cost Cutters................         4.0             4.3              0.9              2.7              3.9%             0.0%
                                  --------         -------         --------         --------         --------         --------
  Total.......................         4.0%            5.6%             2.4%             4.8%             5.5%             4.3%
                                  ========         =======         ========         ========         ========         ========

------------------------

(1) Depreciation and amortization amounts for the periods set forth include amortization of goodwill, beneficial leasehold intangibles, deferred financing costs incurred and pharmacy customer lists.

(2) Prior to its acquisition by the Holding Company on January 30, 1995, the Predecessor Company was treated as a Subchapter S corporation for both federal and state income tax purposes. Accordingly, the provision for income taxes for the six months ended January 29, 1995 and all prior periods is substantially less than that recorded for the Company for the six months ended July 30, 1995 and each subsequent period. If the Predecessor Company had been treated as a C corporation for federal and state income tax purposes for the six month period ended January 29, 1995, the Predecessor Company's provision for income taxes for such period would have been approximately $3,000, and its net income for such period would have been approximately $4,461.

(3) The ratio of earnings to fixed charges is computed by adding fixed charges (interest and one-third of rental expenses, which the Company believes is representative of that portion of rental expenses attributable to interest) to income before income taxes and dividing that sum by the sum of the fixed charges.

(4) Adjusted EBITDA represents net income plus depreciation and amortization, income taxes, net interest expense, non-cash LIFO reserves against inventory and non-cash rental expense. Changes in LIFO inventory reserves and non-cash rental expense are excluded in Adjusted EBITDA because they reflect non-cash expense that do not directly impact the ability of the Company to service its debt obligations. While Adjusted EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities (as defined by generally accepted accounting principles), or other measurements determined by generally accepted accounting principles, in analyzing the Company's operating performance, financial position or cash flows, the Company has included Adjusted EBITDA because management understands that it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Unlike net income or EBITDA, Adjusted EBITDA may not be a measure of the ultimate profitability of a company, and may not be as meaningful to other investors or analysts. In addition, the method of calculating Adjusted EBITDA set forth above may be different from calculations of Adjusted EBITDA employed by other companies and, accordingly, may not be directly comparable to such other calculations.

    The Adjusted EBITDA calculations for the periods presented are as follows:

                         PREDECESSOR
                           COMPANY                                      THE COMPANY
                         -----------   -----------------------------------------------------------------------------
                         SIX MONTHS
                            ENDED       SIX MONTHS     TWELVE MONTHS   TWELVE MONTHS   TWELVE MONTHS   TWELVE MONTHS
                          JAN. 29,         ENDED           ENDED           ENDED           ENDED           ENDED
                            1995       JULY 30, 1995   JULY 28, 1996   JULY 26, 1997   JULY 25, 1998   JULY 31, 1999
                         -----------   -------------   -------------   -------------   -------------   -------------
Net income.............    $7,275          $1,068         $ 3,704         $ 4,563         $ 3,037         $   779
Provision for income
  taxes................       186           1,598           3,659           5,216           3,678           1,974
Interest expense,
  net..................         0           2,284           3,998           3,018           6,748           8,033
Depreciation and
  amortization.........       884           1,980           4,341           4,399           5,386           5,910
Non-cash rent
  expense..............         0             217             552             413             523             585
Change in LIFO
  reserve..............     1,337             567             659           1,086            (806)          1,358
                           ------          ------         -------         -------         -------         -------
Adjusted EBITDA........    $9,682          $7,714         $16,913         $18,695         $18,566         $18,639
                           ======          ======         =======         =======         =======         =======

------------------------

(5) Adjusted EBITDA margin is calculated as the amount of Adjusted EBITDA for a period divided by net sales for such period. While Adjusted EBITDA margin should not be construed as a substitute for gross margin, or other measurements determined by generally accepted accounting principles, in analyzing the Company's operating performance, financial position or cash flows, the Company has included presentation of Adjusted EBITDA margin because management believes it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Management believes that Adjusted EBITDA margin is a meaningful supplement to gross margin because it measures the Company's profitability on a cash flow basis, which is material to a determination of the Company's ability to service its debt.

(6) Same-store sales growth is calculated based on net sales for stores open for the whole of the indicated and the previous period.

                 SELECTED FINANCIAL DATA OF THE HOLDING COMPANY
                                CDI GROUP, INC.
                      SUMMARY FINANCIAL AND OPERATING DATA

                                PREDECESSOR
                                  COMPANY                                       THE COMPANY
                               -------------   -----------------------------------------------------------------------------
                                    SIX             SIX
                                  MONTHS          MONTHS                            TWELVE MONTHS ENDED
                                   ENDED           ENDED       -------------------------------------------------------------
                               JAN. 29, 1995   JULY 30, 1995   JULY 28, 1996   JULY 26, 1997   JULY 25, 1998   JULY 31, 1999
                               -------------   -------------   -------------   -------------   -------------   -------------
                                                                  (DOLLARS IN THOUSANDS)
Statement of Operations Data:

Net sales....................        $0           $96,171        $215,731        $231,033        $248,242        $275,270
Cost of sales................         0            67,686         152,645         163,157         173,648         196,812
                                     --           -------        --------        --------        --------        --------

Gross profit.................         0            28,485          63,086          67,876          74,594          78,458
Selling, general and
  administrative expense.....         0            21,635          47,487          50,831          56,074          62,317
Other income, net............         0               205             353             401             579             805
Administrative fees..........         0               125             250             250             250             250
Depreciation and
  Amortization...............         0             1,980           4,341           4,399           5,386           5,910
                                     --           -------        --------        --------        --------        --------

Operating income.............         0             4,950          11,361          12,797          13,463          10,786
Interest expense, net........         0             2,946           5,326           4,586           8,423           9,878
                                     --           -------        --------        --------        --------        --------

Income before income taxes...         0             2,004           6,035           8,211           5,040             908
Provision for income taxes...         0             1,366           3,442           4,433           3,109           1,347
                                     --           -------        --------        --------        --------        --------
Net Income (loss)............        $0           $   638        $  2,593        $  3,778        $  1,931        $   (439)
                                     ==           =======        ========        ========        ========        ========
Balance Sheet Data (End of
  Period)

Working capital
  (unaudited)................        $0           $10,877        $ 11,656        $ 10,363        $ 22,356        $ 18,137

Total assets.................         0            86,105          84,950          81,332          90,669          90,521

Total debt...................         0            58,912          54,782          46,301          98,935          95,569

Stockholders' equity
  (deficit)..................         0             5,388           7,077          10,855         (32,214)        (33,773)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

    This Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, including, but not limited to, (i) statements about possible changes in the rate of increase of pharmacy sales to Third Party Plans as a percentage of total pharmacy sales, and its impact on profitability; (ii) the ability of the Company to meet its debt service obligations and to fund anticipated capital expenditures and working capital requirements in the future; (iii) the amount and sufficiency of the Company's planned expenditures to address the year 2000 dating problem; (iv) the impact on the Company of the bankruptcy of The Pharmacy Fund, Inc.; and (v) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the judgment of the Company and of the Holding Company as of the date of this Annual Report on Form 10-K, and the Company and the Holding Company caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed under the heading "Certain Risks" below.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 1999 WITH FISCAL 1998

    Net sales for fiscal 1999 were $275.3 million as compared to $248.2 million for fiscal 1998, an increase of $27.1 million, or 10.9%. The results for fiscal 1999 include fifty-three weeks while the results for fiscal 1998 include fifty-two weeks. Net sales for fiscal 1999 exclusive of the fifty-third week ("Comparable fiscal 1999") were $270.5 million as compared to $248.2 million for fiscal 1998, an increase of $22.3 million, or 9.0%. This increase, which includes a 4.3% increase in same store sales on a comparable fifty-two week basis, was primarily due to (i) a 4.8% increase in sales of non-pharmacy products from $184.1 million for fiscal 1998 to $193.0 million for Comparable fiscal 1999, and (ii) a 21.7% increase in pharmacy sales from $64.1 million for fiscal 1998 to $78.0 million for Comparable fiscal 1999, including a 28.2% increase in pharmacy sales to Third-Party Plan customers from $48.6 million for fiscal 1998 to $62.3 million for Comparable fiscal 1999. The Company attributes the increase in net sales of non-pharmacy products to the opening of five new store locations and the acquisition of the inventory and the customer lists of two independent pharmacies during Comparable fiscal 1999 as compared to the opening of two new store locations and the acquisition of the inventory and the customer lists of two independent pharmacies during fiscal 1998, as well as to increased customer traffic in the Company's stores associated with the increase in total pharmacy sales. The number of prescriptions filled (including prescriptions filled for Third-Party Plan customers) was approximately 1,843,000 for Comparable fiscal 1999 as compared to approximately 1,633,000 for fiscal 1998, an increase of approximately 210,000, or 12.9%. The number of prescriptions filled for Third-Party Plan customers increased to approximately 1,482,000 for Comparable fiscal 1999, as compared to 1,240,000 for fiscal 1998, an increase of approximately 242,000, or 19.5%. Pharmacy sales to non-Third-Party Plan customers were $15.7 million for Comparable fiscal 1999 as compared to $15.5 million for fiscal 1998, an increase of $0.2 million, or 1.3%. This increase was the result of improved retail prices on pharmacy products, offset by participation of the Company's customers in Third-Party Plans which resulted in a decrease in the volume of pharmacy products sold to non-Third-Party Plan customers from approximately 393,000 in fiscal 1998 to approximately 361,000 in Comparable fiscal 1999.

    Gross profit was $78.5 million for fiscal 1999, as compared to $74.6 million for fiscal 1998, an increase of $3.9 million, or 5.2%. Gross profit as a percentage of net sales was 28.5% for fiscal 1999 as compared to 30.1% for fiscal 1998. This 1.6% decrease in gross profit as a percentage of sales was due primarily to (i) pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, representing a higher percentage of total sales in fiscal 1999 as compared to fiscal 1998, (ii) the incurrence of an increase in LIFO reserve in fiscal 1999 of $1.4 million as compared to a decrease in LIFO reserve in fiscal 1998 of $0.8 million, and (iii) a decline in the margin on non-pharmacy merchandise due to greater competition in the Company's market.

    Gross profit on total pharmacy sales (including sales to Third-Party Plan customers) was $16.6 million for fiscal 1999 as compared to $13.2 million for fiscal 1998, an increase of $3.4 million, or 25.8%, which was primarily the result of an increase in sales on a same store basis combined with the maturing of new stores opened in the Company's last three fiscal years, the additional week of sales in fiscal 1999 and improved purchase prices from the Company's primary prescription drug wholesaler. Gross profit on sales to Third-Party Plan customers was $10.7 million for fiscal 1999 as compared to $7.4 million for fiscal 1998, an increase of $3.3 million, or 44.6%, which was primarily the result of an increase in sales of prescriptions to Third-Party Plan customers as a percentage of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third-Party Plan customers was $5.9 million for fiscal 1999 as compared to

$5.8 million for fiscal 1998, an increase of $0.1 million, or 1.7%, increasing slightly due to improved purchase prices from the Company's wholesaler and improved retail prices.

    Although management expects that sales to Third-Party Plan customers as a percentage of total pharmacy sales will continue to increase, management believes that as this rate of increase slows, margins will stabilize, resulting in pharmacy gross profit growth that more closely approximates pharmacy sales growth rates. Management believes that the rate of increase in sales to Third-Party Plan customers as a percentage of total pharmacy sales will slow because the current growth rate, if continued, would reach the point at which almost all members of the population who may be eligible for enrollment in Third-Party Plans will be so covered. However, management believes there will always be some pharmacy customers who do not enroll in Third-Party Plans. The Company is unable to estimate when this increase will slow, or stop, if at all. Because of the lower margins on prescription sales to Third-Party Plan participants, management believes that the increase in Third-Party Plan prescription sales as a percentage of total pharmacy sales will negatively impact profit margin, although this may be partly or wholly offset by the increases in non-pharmacy sales that may result from increased floor traffic associated with increased pharmacy sales. There can be no assurance, however, that the increase in Third-Party Plan prescription sales as a percentage of total prescription sales will continue, or that any resulting decrease in overall margins will be offset.

    Gross profit on non-pharmacy sales was $61.9 million for fiscal 1999 as compared to $61.4 million for fiscal 1998, an increase of $0.5 million, or 0.8%. Gross profit as a percentage of non-pharmacy sales was 31.6% for fiscal 1999 as compared to 33.4% for fiscal 1998, a decrease of 1.8%. This 1.8% decrease in gross profit as a percentage of sales is due primarily to the fact that the Company incurred an increase in LIFO reserve in fiscal 1999 of $1.4 million as compared to a decrease in LIFO reserve in fiscal 1998 of $0.8 million, and to a decline in the margin on non-pharmacy merchandise due to greater competition in the Company's market.

    Selling, general and administrative expense as a percentage of net sales was 22.6% for fiscal 1999 and fiscal 1998. Excluding the one-time performance related bonuses paid to the President and the Chief Financial Officer of the Company in the amount of $1.4 million during fiscal 1998, and one-time consulting engagement fees paid in the amount of $0.4 million during fiscal 1999 and in the amount of $0.2 million during fiscal 1998, selling, general and administrative expense as a percentage of sales was 22.5% for fiscal 1999 as compared to 22.0% for fiscal 1998, an increase of 0.5%. This increase in selling, general and administrative expenses is primarily due to the higher level of warehousing payroll incurred to consolidate the Company's warehouses and corporate office into one larger facility, the higher cost of occupancy of the one larger warehouse and corporate office facility, costs incurred to make the Company's computer systems year 2000 compliant, as well as higher levels of selling, general and administrative expenses incurred at the Company's five new store openings during fiscal 1999 as new stores typically incur higher levels of selling, general and administrative expenses during the first three years after they are opened.

    Depreciation and amortization expense for fiscal 1999 was $5.9 million as compared to $5.4 million for fiscal 1998, an increase of $0.5 million, or 9.3%. This increase resulted from the higher level of depreciation expense associated with the increased number of stores.

    Other income, net was $0.8 million for fiscal 1999 as compared to $0.6 million for fiscal 1998, an increase of $0.2 million, which is the result of the one-time gain on the repurchase of an aggregate of $6.0 million in aggregate principal amount of Senior Notes in October 1998.

    The Company's net interest expense was $8.0 million for fiscal 1999 as compared to $6.7 million for fiscal 1998, an increase of $1.3 million, or 19.4%, resulting from a higher total average long-term debt outstanding during fiscal 1999 as compared to fiscal 1998 and from higher average balances borrowed against the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $1.8 million during fiscal 1999 as compared to $1.7 million during fiscal 1998, an increase of $0.1 million, resulting from the compounding of interest on the outstanding subordinated debt.

    The Company's provision for income taxes was $2.0 million for fiscal 1999 as compared to $3.7 million for fiscal 1998, a decrease of $1.7 million, or 45.9%, which was primarily the result of the lower income before income taxes in fiscal 1999. The Holding Company experienced a benefit from income taxes of $0.6 million in both fiscal 1999 and fiscal 1998 related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to amortization of goodwill and of beneficial leaseholds which are not deductible when calculating taxable income.

    The Company's net income for fiscal 1999 was $0.8 million as compared to net income of $3.0 million for fiscal 1998, a decrease of $2.2 million, which is primarily due to lower operating income and to increased levels of interest, depreciation and amortization incurred. The Holding Company incurred a net loss of $0.4 million for fiscal 1999 as compared to net income of $1.9 million during fiscal 1998, a decrease of $2.3 million, principally as a result of the factors described above.

COMPARISON OF FISCAL 1998 TO FISCAL 1997

    Net sales for fiscal 1998 were $248.2 million as compared to $231.0 million for fiscal 1997, an increase of $17.2 million, or 7.4%. This increase, which includes a 5.5% increase in same-store sales, was primarily due to a 4.9% increase in sales of non-pharmacy products from $175.5 million for fiscal 1997 to $184.1 million for fiscal 1998 and a 15.4% increase in pharmacy sales from $55.6 million in fiscal 1997 to $64.1 million in fiscal 1998, including a 23.4% increase in pharmacy sales to Third-Party Plans from $39.4 million in fiscal 1997 to $48.6 million in fiscal 1998. The Company attributes the increase in net sales of non-pharmacy products to the opening of two new stores locations and the acquisition of inventory and customer lists of two independent pharmacies during fiscal 1998 as compared to one new store opening in fiscal 1997, as well as increased customer traffic in the Company's stores associated with the increase in total pharmacy sales. The Company also closed one store during fiscal 1998 after closing no stores during fiscal 1997. The number of prescriptions filled (including prescriptions filled for Third-Party Plans) was approximately 1,633,000 for fiscal 1998 as compared to approximately 1,579,000 for fiscal 1997, an increase of approximately 54,000 prescriptions, or 3.4%. The number of prescriptions filled for Third-Party Plan customers increased to approximately 1,240,000 prescriptions for fiscal 1998, as compared to 1,084,000 prescriptions for fiscal 1997, an increase of 14.4%, as compared to the 23.4% increase in pharmacy sales to Third-Party Plans during the year. Pharmacy sales to non-Third-Party Plan customers was $15.5 million in fiscal 1998 and $16.2 million in fiscal 1997, a decrease of $0.7 million, primarily as the result of increased participation of the Company's customers in Third-Party Plans and by a decrease in the volume of pharmacy products sold to non-Third-Party Plan customers as prescriptions filled for such customers decreased from approximately 475,000 in fiscal 1997 to approximately 399,000 in fiscal 1998.

    Gross profit was $74.6 million for fiscal 1998, as compared to $67.9 million for fiscal 1997, an increase of 9.9%. Gross profit as a percentage of net sales was 30.1% for fiscal 1998 as compared to 29.4% for fiscal 1997. This 0.7% increase was due primarily to the reduction in the Company's LIFO reserves and reduction in the Company's actual shrink incurred during the year, offset by a reduction in the Company's gross margin on pharmacy sales. Although management expects that Third-Party Plan sales as a percentage of total sales will continue to increase, management believes that as this rate of increase slows, margins will stabilize, resulting in pharmacy gross profit growth more closely approximating pharmacy sales growth rates.

    Gross profit on total pharmacy sales (including sales to Third-Party Plans) was $13.2 million for fiscal 1998 as compared to $12.8 million for fiscal 1997, an increase of 3.1%, which was primarily the result of the increase in sales on a same store basis combined with the maturing of new stores opened in fiscal 1998 and fiscal 1997. Gross profit on sales to Third-Party Plans was $7.4 million for fiscal 1998 as compared to $7.0 million for fiscal 1997, an increase of 5.7% which was primarily the result of the increase in the sales of prescriptions to Third-Party Plan customers as a percent of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third-Party Plan customers was $5.6 million for fiscal 1998 and was $5.8 million for fiscal 1997, a decrease of 3.4%, primarily as a result of the lower volume of sales to non-Third-Party Plan customers partially offset by an increase in the gross margin on sales to non-Third-Party Plan customers.

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

    Selling, general and administrative expense as a percentage of net sales was 22.6% for fiscal 1998, as compared to 22.0% in fiscal 1997, an increase of 0.6%. Excluding the one-time performance related bonuses paid to the President and the Chief Financial Officer of the Company in the amount of $1.4 million in fiscal 1998 selling, general and administrative expense as a percentage of net sales was 22.0%, the same as fiscal 1997. This percentage remained stable with no significant fluctuations in any of the categories of selling, general and administrative expenses from fiscal 1997 to fiscal 1998.

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

    The Company's provision for income taxes was $3.7 million for fiscal 1998 as compared to $5.2 million for fiscal 1997, a decrease of $1.5 million, or 28.8%, which was primarily the result of the lower income before income taxes in fiscal 1998. The Holding Company experienced a benefit from income taxes of $0.6 million for fiscal 1998 as compared to $0.5 million for fiscal 1997, an increased benefit of $0.1 million which was the result of lower interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to amortization of goodwill and of beneficial leaseholds which are not deductible when calculating taxable income.

    The Company's net income for the Company for fiscal 1998 was $3.0 million as compared to $4.6 million for fiscal 1997, a decrease of $1.6 million or 34.8%, as a result of improved operating performance offset by higher levels of interest expense and depreciation and amortization expense. Net income for the Holding Company for fiscal 1998 was $1.9 million as compared to $3.8 for fiscal 1997, a decrease of 50.0%, principally as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

    During fiscal 1999, cash used in operations was $3.2 million as compared to cash provided by operations of $10.2 million during fiscal 1998, an increased use of cash of $13.4 million. The increase in cash used in operations is the result of lower net income, as well as the higher level of investment in inventory related to the significant increase in pharmacy sales, the improvement of the replenishment rate to the Company's stores from its warehouse, and for the opening of five new stores, in addition to the slower collection of Third-Party Plan prescription receivables due to the bankruptcy filing of The Pharmacy Fund, Inc. with whom the Company had an arrangement to factor its Third-Party Plan prescription receivables until September 9, 1998. Cash used in investing activities was $5.4 million during fiscal 1999 as compared to $3.5 million during fiscal 1998, an increased use of cash of $1.9 million, which was the result of the opening of five new store locations during fiscal 1999 as compared to the opening of two new store locations during fiscal 1998. Cash used in financing activities was $1.8 million during fiscal 1999 as compared to cash provided by financing activities of $2.2 million during fiscal 1998. During fiscal 1998, the cash provided by financing activities resulted from the net proceeds, after payment of a dividend of approximately $45.0 million to the common shareholders of the Holding Company, of the issuance of the $80.0 million aggregate principal amount of Senior Notes. The cash used in financing activities during fiscal 1999 consisted primarily of net revolver borrowings of $1.2 million and a cash overdraft of $3.6 million offset by $5.6 million used for the repurchase of $6.0 million aggregate principal amount of Senior Notes and $1.1 million used for the payment of a dividend to the common shareholders of the Holding Company.

    During fiscal 1998, cash provided by operations was $10.3 million as compared to cash provided by operations of $9.4 million for fiscal 1997. This increase is the result of the factoring of the Company's Third-Party Plan prescription receivables during fiscal 1998, the lower level of income tax payments during fiscal 1998 as a result of the lower net income before taxes which results from the higher level of interest expense of the Senior Notes, and by a reduction of inventory at the Company's warehouse and in the stores. Cash used in investing activities was $3.5 million during fiscal 1998 as compared to $1.3 million during fiscal 1997, an increase of $2.2 million. This increase is the result of the opening of two new stores, the purchase of certain assets of two independent pharmacies, and to cost related to the implementation of the JDA processing system during fiscal 1998 as compared to opening of only one new store during fiscal 1997. Cash provided by financing activities was $2.2 million for fiscal 1998 as compared to a use of cash of $9.9 million during fiscal 1997. The cash provided during fiscal 1998 was the result of the net proceeds from the issuance of the Senior Notes while the use of cash in fiscal 1997 was the result of regularly scheduled and additional principal payments made under the Company's previous credit facility.

    Historically, cash flows from operations, augmented when necessary by borrowing under the Company's commercial loan facilities, have been sufficient to fund working capital needs, investing activities (consisting primarily of capital expenditures) and financing activities (normal debt service consisting of interest payments and repayments of term and revolving loans outstanding). Working capital was $17.5 million, $20.5 million, $9.9 million and $11.2 million on July 31, 1999, July 25, 1998, July 26, 1997, and July 28, 1996,
respectively.

    To date, the Company has repurchased $6.0 million of its outstanding Senior Notes. The Company may in the future repurchase additional Senior Notes if it is able to obtain appropriate waivers under its revolving credit facility and such Senior Notes are available at a discount. Any such repurchases could affect the Company's ability to cover its debt service obligations and working capital requirements in the future.

    In the last few years, the Company's capital requirements primarily resulted from opening and stocking new stores, remodeling and refurbishing existing stores and continuing development of new management information systems. The Company has opened 16 new stores since 1990. The Company estimates that the average initial new store investment is between $0.3 million and $0.6 million, not including inventory costs which may range from $0.4 million to $0.5 million. Such costs may be slightly higher in the event that the Company elects to purchase prescription customer files from existing drugstores in the area in which such stores are opened. Depending on the availability of suitable locations, the Company intends to open an average of four to six new Drug Fair stores annually over the next several years, and may open additional Drug Fair storefronts at Cost Cutters locations. In the event that the Company is successful in opening four new stores in each of the next several years, the Company could incur opening expenses of between approximately $2.8 million and approximately $4.4 million (including inventory costs). Since fiscal 1993, new Drug Fair stores have not been profitable on an operating basis (that is, prior to the allocation of corporate overhead) until 32 months after opening, on average.

    Of the Company's 49 stores, 27 have been opened since 1989 and all of the remaining 22 stores have been refurbished since 1991. The total cost of this refurbishment program was approximately $3.0 million or approximately $125,000 per store. The Company anticipates that over the next few years it will remodel and refurbish approximately four stores per year at a cost of approximately $0.4 million per year. The Company also spends approximately $0.5 million annually to update its point of sale network and other management information systems and, as part of this effort, the Company completed the installation of the remaining modules of a comprehensive processing system from JDA in late September 1998.

    The Company paid one-time performance-related bonuses to Mr. Frank Marfino, its President and Chief Executive Officer, and Mr. Todd Pluymers, its Chief Financial Officer in the aggregate amount of approximately $1.4 million, in February and July 1998.

    On May 21, 1998, the Company entered into a lease for new warehouse and office facilities in Somerset, New Jersey. This lease, which expires on March 21, 2004, provides for the lease of approximately 204,000 square feet of warehouse and office space. The Company occupied this new facility in September 1998 and has vacated its prior corporate offices and two warehouse facilities. The Company's monthly payment under the lease for the new facility is approximately $67,000, and will result in increased net annual facility expenditures of approximately $450,000.

    In November 1997, the Company entered into a Receivables Purchase Agreement with The Pharmacy Fund, Inc. (the "Pharmacy Fund") pursuant to which the Company agreed to factor all of its Third-Party Plan prescription receivables. Under the terms of this agreement, the Company accelerated its collection of these receivables by selling them to the Pharmacy Fund two days after they were created, rather than waiting to collect them in the ordinary course.

    Subsequent to the end of fiscal 1998, on September 9, 1998, the Pharmacy Fund filed for bankruptcy protection under Chapter 11 of the Federal bankruptcy code. In connection therewith, the Company has an exposure in the amount of approximately $444,000 of Third-Party Plan prescription receivables that were purchased by the Pharmacy Fund but not paid for. On September 15, 1998, the Company entered into a court approved Settlement Agreement with the Pharmacy Fund pursuant to which the Third-Party Plan payors whose receivables were assigned by the Company to the Pharmacy Fund are instructed to remit all funds related to these receivables directly to the Company and not to the Pharmacy Fund. As a result, the Company expects that it will collect a majority, if not all, of these uncollected Third-Party Plan receivables. In the event the Company is unable to collect any of these Third-Party Plan receivables, the Company will be required to incur a write-off of the uncollected amount in its fiscal 2000 operating results. In addition, the Company incurred a short-term negative cash flow due to the delay in collecting the Third-Party Plan receivables from two days under the Agreement with the Pharmacy Fund. to the normal payment cycle with the Third-Party Payors of approximately 30 days. The Pharmacy Fund is no longer purchasing receivables from the Company.

    The Company has no current long-term debt outstanding other than the Senior Notes. On October 6, 1998, the Company repurchased an aggregate of $5.0 million principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On
October 13, 1998, the Company repurchased an additional $1.0 million principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. As of October 15, 1998, $74.0 million aggregate principal amount of Senior Notes remained outstanding. The Company's interest obligations, payable semi-annually, under the Senior Notes will aggregate $7.6 million in fiscal 2000 and each fiscal year thereafter until maturity of the Senior Notes. The repurchases described above were made pursuant to a resolution adopted by the Board of Directors of the Company on September 16, 1998 that authorized the repurchase of up to $6.0 million aggregate principal amount of Senior Notes. The Company may repurchase additional Senior Notes from time to time as authorized by its Board of Directors and subject to the conditions of the Company's revolving credit facility.

    After the issuance of the Senior Notes on October 25, 1997, the Company's total debt increased from approximately $29.5 million to approximately
$80.2 million, resulting in a corresponding increase in the Company's interest expense obligations. $45.0 million of the proceeds of the sale of the Senior Notes was paid to the Holding Company on October 16, 1997 in the form of a dividend (the "Holding Company Dividend"), and most of the rest of the proceeds from such sale were used to repay the amount outstanding under the Company's previous revolving credit facility ($29.3 million), and pay transaction fees and expenses ($3.8 million), leaving $1.9 million of the proceeds available.

    The Company believes that, based on anticipated levels of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes, when due and to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of fiscal 2000. The Company's ability to make scheduled payments of principal or interest on, or to refinance, its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. Although the Company's cash flow and borrowings under its credit facility are intended to cover the Company's debt service obligations and working capital requirements over the near term, the Company's current credit facility does not mature until October 2002, and the Senior Notes do not mature until October 2004. Accordingly, the Company's principal financing expenses over the near term are expected to relate to the payment of interest on such indebtedness. The Company expects that substantially all of its borrowings under its current credit facility will bear interest at floating rates, therefore, the Company's financial condition will be affected by any changes in prevailing interest rates. Because (i) the Company has not guaranteed the obligations of the Holding Company under its outstanding Subordinated Notes (as defined below), (ii) no interest is payable on the Subordinated Notes until their maturity, and
(iii) the maturity date of the Subordinated Notes is subsequent to the maturity date of the Senior Notes, the Company does not believe that its liquidity will be materially affected by the Holding Company's obligations under the Subordinated Notes, during the term of the Senior Notes.

    The Company entered into its current $20.0 million credit facility simultaneously with the consummation of the sale of the Senior Notes. As of July 31, 1999, the Company had outstanding borrowings under the credit facility of $1.2 million. In addition, the Company believes that as of July 31, 1999, the Company's borrowing base (as defined under the credit facility) was sufficient to support borrowings of up to $20.0 million under such facility. The Company's credit facility is being used primarily for working capital purposes.

THE HOLDING COMPANY

    Although the Holding Company does not conduct operations separate from the Company, the Holding Company has issued $13.25 million (not including accrued interest) in Senior Subordinated Notes due 2005 (the "Subordinated Notes"). Interest on these Subordinated Notes is not currently payable, but accrues at a rate of 10% per annum. In addition, the Holding Company has issued a Guarantee of the Senior Notes. Because the Holding Company does not conduct operations separate from the Company, it is dependent entirely on cash flow generated, and borrowings made, by the Company. Furthermore, the Holding Company has nominal, if any, liquid assets. The Company's ability to make distributions of funds to the Holding Company is limited by the terms of the Indenture governing the Senior Notes (the "Indenture") and the Company's credit facility. Under the terms of the Indenture, any payments by the Company to the Holding Company (other than payments specifically made to satisfy tax obligations of the Holding Company, payments made to satisfy the Holding Company's obligations under the management fee agreements currently in place with BancBoston and Harvest, payments of up to $250,000 per year to provide for the operating expenses of the Holding Company and certain payments not to exceed $500,000 in any fiscal year for the repurchase of equity from departing or deceased directors, officers or employees), must satisfy the conditions set forth in the covenant in the Indenture titled "Limitation on Restricted Payments", including conditions that the Company be able to incur at least $1.00 of additional indebtedness under the debt incurrence ratio described in the Indenture and that the aggregate amount of all such restricted payments not exceed an amount equal to 50% of the aggregate Consolidated Net Income (as defined) of the Company after the issue date of the Senior Notes (or in the event Consolidated Net Income for such period is a deficit then minus 100% of such deficit). Under the terms of the Company's credit facility, the Company is prohibited from paying dividends to the Holding Company in excess of (i) payments to the Holding Company in an amount, not to exceed $250,000 in the aggregate per fiscal year, sufficient to pay reasonable and necessary operating expenses and other general corporate expenses, and
(ii) cash dividends to the Holding Company to the extent necessary to permit the Holding Company to repurchase equity securities of the Holding Company held by departing or deceased directors, officers or employees of the Holding Company or the Company, subject to a maximum on such repurchases of $500,000 in the aggregate in any fiscal year and a maximum of $2,000,000 in the aggregate during the period from the date of the Company's credit facility through October 16, 2002.

    The Holding Company believes that, based on anticipated levels of operations of the Company, distributions from the Company will be sufficient to permit the Holding Company to meet its obligations under the Subordinated Notes and its Guarantee of the Senior Notes when they become due. Because the Company will be restricted in making distributions to the Holding Company in the event that it is unable to fulfill its obligations under the Senior Notes, in the event of such a default it is unlikely that the Holding Company will be able to fulfill its obligations under its Guarantee of the Senior Notes. The Holding Company's ability to make scheduled payments of principal and interest on, or to refinance the Subordinated Notes, will depend on the future operating performance and cash flow of the Company, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond the control of the Company and the Holding Company.

SEASONALITY

    The business of the Company is seasonal in nature. Historically, the Company's revenues and income are highest during its second and fourth fiscal quarters, with the second quarter being the highest due to the holiday season.

INFLATION

    The Company believes that inflation has not had a material impact on results of operations for the Company during the three year period ended July 31, 1999.

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

    Beginning in 1996, the Company decided to deploy the JDA Software, Inc. Merchandise Management System ("MMS"), a packaged software solution, which it believes, based on representations from its licensor and on certain limited testing performed by the Company, to be Year 2000 Compliant. The total implementation cost of the MMS was $2.2 million, and was completed in July 1999. The $2.2 million incurred cost of the MMS has been paid for out of the Company's capital expenditures budget during fiscal years 1997, 1998 and 1999. Management believes that at the completion of the MMS implementation at the end of July 1999, the Company's business systems became Year 2000 Compliant in the areas of purchasing, inventory management, cost management, retail price management, warehouse management, sales audit, and accounts payable.

    The Company has completed the process of upgrading to the next version of its packaged software solution for payroll, human resources, general ledger, budgeting, and cost allocation applications which are used pursuant to a license from Lawson Associates, Inc. At completion of the upgrade to the next version in July 1999, the business systems used in these departments became Year 2000 Compliant. The cost for the implementation of the next version of such applications was $0.1 million which was paid for out of the Company's operating budget.

    The Company manages its property, plant and equipment expenditures with a packaged software solution provided by Para Research. The Company has already implemented the most recent version of this application software, and based upon testing, the Company expects these business systems to be Year 2000 Compliant. No additional costs were incurred or are expected to be incurred in the future related to this application.

    Store systems include the pharmacy operating system, the point-of-sale systems that run the cash register related point-of-sale applications, and non-pharmacy radio frequency applications for store ordering and shelf price auditing. The Company's pharmacy operating system is licensed from Renlar, Inc., which has certified that its most recent version is Year 2000 Compliant. Of its 38 stores with pharmacies, all of the Company's stores are operating with the Year 2000 Compliant version of the Renlar, Inc. system. The cost incurred to implement the most recent version of the Renlar, Inc. pharmacy system in the 38 pharmacies in which it has been installed was $0.2 million, which was primarily related to purchasing new computer hardware to operate the Renlar, Inc. pharmacy software, paid for out of the Company's capital expenditures budget. Based upon ongoing testing and certifications from the software licensors, management believes that the Company's software applications with respect to cash register related point-of-sale systems are Year 2000 Compliant. However, the Company will be required to upgrade the computer hardware at a majority of its store locations in order to operate the Year 2000 Compliant point-of-sale software in the stores. The Company estimates incurring a cost of $0.2 million to upgrade this hardware and anticipates having the upgraded hardware and Year 2000 Compliant software installed at all of the Company's stores by the end of November 1999. In addition, the Company estimates incurring a cost of $0.1 million to upgrade the software related to its non-pharmacy radio frequency applications which will be incurred as a normal operating cost. No additional hardware purchases or modifications are anticipated to upgrade these radio frequency applications in order for them to be Year 2000 Compliant.

    Finally, the Company has two internally developed software applications for which Year 2000 Compliance is at varying stages. First, the required modifications to the Company's advertising software were completed in July 1999, at a cost of $0.1 million, and provides the Company with Year 2000 Compliance for this software application. Second, the Company is currently in the process of making the necessary modifications to its software application for merchandise returns to vendors and expects to have it completed by December 1999 at a cost of less than $0.1 million.

    In summary, the Company estimates that a minimum of $0.4 million of future costs will be required to be incurred to achieve Year 2000 Compliance, including: $0.2 million for the hardware upgrades for its point-of-sale software in the stores; $0.1 million to upgrade the software related to its non-pharmacy radio frequency applications; and $0.1 million to make the necessary modifications to the Company's internal software application for merchandise returns to vendors. These costs will be incurred as part of the Company's capital and operating expenditures budget and are expected to be completed as previously discussed.

    In addition, the Company relies upon various third parties for merchandise and services. Interruption of supplier operations, due to their lack of Year 2000 Compliance, could significantly affect the Company's operations, particularly if the Company is unable to acquire merchandise for sale in its stores or is unable to obtain services needed to operate its stores. The Company has surveyed its third party suppliers of merchandise and services and is in the process of evaluating their efforts toward achieving Year 2000 Compliance and, if necessary, to define appropriate contingency plans. The Company expects to have the evaluation of its third party suppliers' Year 2000 Compliance completed by approximately October 1999 and certain contingency plans in place by approximately November 1999. Various contingency plans could include identification of alternate third party suppliers and accumulation of inventory to ensure that merchandise is available for sale in its stores. The evaluations of third party suppliers are a means to ensure the continued flow of merchandise and services to the Company, but cannot eliminate the potential for disruption due to lack of Year 2000 Compliance by a third party supplier.

    The Company's evaluation of Year 2000 Compliance, both of its internal systems and of its suppliers, is an ongoing process. Due to the uncertainty of Year 2000 Compliance by the Company's third party suppliers as noted above, the Company has established applicable contingency plans, which it believes will appropriately address Year 2000 Compliance. However, no assurance can be given that such contingency plans will address all potential Year 2000 Compliance failures.

CERTAIN RISKS

    The Company is subject to certain risks, including:

    "FREEDOM OF CHOICE" AND "ANY WILLING PROVIDER" LEGISLATION. In July 1994, New Jersey adopted "Freedom of Choice" legislation that requires Third-Party Plans to allow their customers to purchase prescription drugs from the provider of their choice as long as the provider meets uniformly established requirements, and "Any Willing Provider" legislation that requires each Third-Party Plan that has entered into an agreement with a prescription provider to permit other prescription providers to enter into similar agreements. If this legislation were repealed, larger national drugstore chains could enter into exclusive contracts with Third-Party Plans, which could reduce the Company's sales of prescriptions and potentially non-prescription items as well. In addition, since none of the states surrounding New Jersey (other than Delaware) has enacted similar legislation, the Company may be at a disadvantage if it chooses to expand outside of New Jersey.

    GOVERNMENT REGULATION AND REIMBURSEMENT PROGRAMS. The Company is subject to numerous federal, state, and local licensing and registration regulations with respect to, among other things, its pharmacy operations. Violations of any such regulations could result in various penalties, including suspension or revocation of the Company's licenses or registrations or monetary fines, which could have a material adverse effect on the Company's financial condition and results of operations.

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

    MEDICAID AND MEDICARE. A portion of the Company's services are reimbursed by government sponsored programs such as Medicaid and Medicare, with the remainder being reimbursed by individual patients or Third-Party Plans. If the Company were to fail to comply with reimbursement regulations, or if such reimbursement programs were modified, the Company's business could be adversely affected. The Company is also subject to laws prohibiting the submission of false or fraudulent claims and certain financial relationships between health care providers that are intended to induce the referral of patients, or the recommendations of particular items or services. Violation of these laws could result in loss of licensure, civil and criminal penalties, and exclusion from federal health care programs.

    EMPLOYMENT REGULATION. The Company is subject to employment laws governing minimum wage requirements, overtime and working conditions. An increase in the minimum wage rate, employee benefit costs, or other costs associated with employees could adversely affect the Company.

    POTENTIAL GROWTH AND EXPANSION. The Company has grown in recent years by opening new stores, remodeling and relocating existing stores and refining the product mix in existing stores. The ability of the Company to continue to grow in the future will depend on factors including existing and emerging competition, the availability of working capital to support growth, the Company's ability to manage costs and maintain margins in the face of pricing pressures, and the ability to recruit and train additional qualified personnel. New stores that the Company opens may not be profitable.

    RESTRICTIONS ON THE COMPANY. Both the Indenture governing the Senior Notes and the Company's revolving credit facility impose on the Company certain requirements and restriction, such as a requirement that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures, and restrictions on the ability of the Company to incur debt, pay dividends, or take certain other corporate actions. These limitations may restrict the Company's ability to pursue its business strategies.

    COMPETITION. The industries in which the Company operates are highly competitive.

    TRADE NAMES, SERVICE MARKS AND TRADEMARKS. The Company uses various trade names, service marks and trademarks, including "Drug Fair" and "Cost Cutters," in the conduct of its business. A third party registered the service mark "Cost Cutters," but does not currently operate in the Company's market areas. If such third party commences operations in the Company's geographic market areas or licenses the use of the name to a third party, the Company could be required to stop using the name "Cost Cutters." In addition, any of the Company's other trade names, service marks or trademarks could be challenged or invalidated in the future.

    ECONOMIC CONDITIONS AND REGIONAL CONCENTRATION. All of the Company's stores are located in northern and central New Jersey. As a result, the Company is sensitive to economic, competitive, and regulatory conditions in that region.

    LEASE RENEWALS ON THE COMPANY'S STORES. All of the Company's stores are leased. Although the Company has historically been successful in renewing its most important store leases when they have expired, there can be no assurance that the Company will continue to be able to do so.

    LEVERAGE. In connection with the Company's issuance of the Senior Notes, the Company incurred a significant amount of indebtedness and, as a result, the Company is highly leveraged. The Company is permitted to incur substantial additional indebtedness in the future, subject to certain limitations contained in the Indenture governing the Senior Notes.

    CONTROLLING STOCKHOLDERS. The Holding Company owns all of the outstanding capital stock of the Company. The existing stockholders of the Holding Company, which include the Company's President and Chief Executive Officer, certain entities affiliated with the other directors of the Company, and other officers and employees of the Company, own all of the outstanding common stock of the Holding Company. These stockholders have the power to appoint new management and approve any action requiring the approval of the Company's stockholders, including adopting amendments to the Company's charter and approving mergers or sales of substantially all of the Company's assets.

    DEPENDENCE ON KEY PERSONNEL. The success of the Company depends upon the efforts, abilities and expertise of its executive officers and other key employees, including its Chief Executive Officer and President. The loss of the services of any key employees could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Neither the Company nor the Holding Company engages in trading market risk sensitive instruments or purchases hedging instruments or "other than trading" instruments that are likely to expose the Company or the Holding Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Neither the Company nor the Holding Company has purchased options or entered into swaps or forward or futures contracts. The ability of the Company and the Holding Company (as guarantor) to make periodic interest payments on the Senior Notes, at a fixed rate of 10 1/4%, is not directly affected by fluctuations in the market. The Company's primary market risk exposure is that of interest rate risk on borrowings under the Company's revolving credit facility, which are subject to interest rates based either on the lender's prime rate or London Interbank Offered Rate ("LIBOR"), and a change in the applicable interest rate would affect the rate at which the Company could borrow funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          COMMUNITY DISTRIBUTORS, INC.

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Report of independent accountants...........................     29

Balance sheets at July 25, 1998, and July 31, 1999..........     30

Statements of income for the years ended July 26, 1997, July
  25, 1998, and July 31, 1999...............................     31

Statements of cash flows for the years ended July 26, 1997,
  July 25, 1998, and July 31, 1999..........................     32

Statements of stockholder's deficit for the years ended July
  26, 1997, July 25, 1998, and July 31, 1999................     33

Notes to financial statements...............................     34

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of
Community Distributors, Inc.:

    In our opinion, the accompanying balance sheets and the related statements of income, cash flows and stockholder's deficit present fairly, in all material respects, the financial position of Community Distributors, Inc. at July 31, 1999 and July 25, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
October 13, 1999

                          COMMUNITY DISTRIBUTORS, INC.

                                 BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   AT              AT
                                                              JULY 25, 1998   JULY 31, 1999
                                                              -------------   -------------
                                          ASSETS:
Current Assets:
  Cash and cash equivalents.................................    $ 10,770        $    285
  Accounts receivable.......................................       1,079           5,240
  Inventories...............................................      29,246          35,787
  Prepaid expenses and other current assets.................       1,013           1,013
                                                                --------        --------
      Total current assets..................................      42,108          42,325
                                                                --------        --------
Property and Equipment:
  Leasehold improvements....................................       6,177           7,943
  Furniture, fixtures and equipment.........................       9,628          13,275
  Automobiles and trucks....................................         739             761
                                                                --------        --------
                                                                  16,544          21,979
Less: Accumulated depreciation and amortization.............      (6,464)         (9,118)
                                                                --------        --------
Property and equipment, net.................................      10,080          12,861
                                                                --------        --------
Beneficial leaseholds, net..................................       1,551           1,063
Other assets................................................         567             920
Deferred financing costs, net...............................       3,426           2,659
Deferred tax assets.........................................         746             980
Goodwill, net...............................................      31,603          29,687
                                                                --------        --------
      Total assets..........................................    $ 90,081        $ 90,495
                                                                ========        ========

                          LIABILITIES AND STOCKHOLDER'S DEFICIT:
Current Liabilities:
  Revolver Borrowings.......................................    $     --        $  1,200
  Accounts payable..........................................      11,035          14,357
  Accrued liabilities.......................................       6,120           5,796
  Deferred tax liabilities..................................       2,117           1,950
  Current portion of supplier advances......................       1,068             653
  Income taxes payable......................................          --             885
                                                                --------        --------
      Total current liabilities.............................      20,340          24,841
Long-term debt..............................................      80,000          74,000
Supplier advances, net of current portion...................         629           1,803
Other liabilities...........................................       2,118           2,629
Due to parent...............................................       1,380           1,949
                                                                --------        --------
      Total liabilities.....................................     104,467         105,222
                                                                --------        --------
Commitments and contingencies

                                  STOCKHOLDER'S DEFICIT:
Common stock, $.01 par value, 1,000 shares authorized,
  issued and outstanding....................................          --              --
Additional paid-in capital..................................          --              --
Retained earnings...........................................       3,156           2,815
Distribution in excess of capital...........................     (17,542)        (17,542)
                                                                --------        --------
      Total stockholder's deficit...........................     (14,386)        (14,727)
                                                                --------        --------
      Total liabilities and stockholder's deficit...........    $ 90,081        $ 90,495
                                                                ========        ========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                              STATEMENTS OF INCOME

                             (DOLLARS IN THOUSANDS)

                                               FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                 JULY 28, 1997        JULY 25, 1998        JULY 31, 1999
                                               ------------------   ------------------   ------------------
Net sales....................................       $231,033             $248,242             $275,270
Cost of sales................................        163,157              173,648              196,812
                                                    --------             --------             --------
  Gross profit...............................         67,876               74,594               78,458
Selling, general and administrative
  expenses...................................         50,831               56,074               62,317
Administrative fees..........................            250                  250                  250
Depreciation and amortization................          4,399                5,386                5,910
Other income, net............................            401                  579                  805
                                                    --------             --------             --------
  Operating income...........................         12,797               13,463               10,786
Interest expense, net........................          3,018                6,748                8,033
                                                    --------             --------             --------
  Income before income taxes.................          9,779                6,715                2,753
Provision for income taxes...................          5,216                3,678                1,974
                                                    --------             --------             --------
  Net income.................................       $  4,563             $  3,037             $    779
                                                    ========             ========             ========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                          FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                            JULY 26, 1997        JULY 25, 1998        JULY 31, 1999
                                                          ------------------   ------------------   ------------------
Cash flows from operating activities:
  Net income............................................       $ 4,563              $  3,037             $    779
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization.......................         4,443                 4,586                5,058
    Amortization of deferred financing costs............           108                   800                  767
    Deferred rent liabilities...........................           414                   523                  585
    LIFO provision......................................         1,086                  (806)               1,358
    Gain on repurchase of senior notes..................            --                    --                 (395)
    Gain on sale of property and equipment..............             7                    --                   --
    Changes in operating assets and liabilities:
      Accounts receivable...............................           656                 1,535               (4,161)
      Inventories.......................................        (3,123)                1,793               (7,899)
      Prepaid expenses and other current assets.........          (345)                   72                   --
      Other assets......................................           (28)                 (476)                (353)
      Deferred tax assets...............................           392                   (34)                (234)
      Due to parent.....................................           686                   549                  569
      Deferred tax liabilities..........................        (1,355)                1,726                 (167)
      Accounts payable and accrued liabilities..........         3,122                (1,228)                (692)
      Income taxes payable..............................        (1,108)                 (503)                 885
      Supplier advances.................................           (52)               (1,556)                 759
      Other liabilities.................................           (48)                  193                  (74)
                                                               -------              --------             --------
    Net cash provided by (used in) operating
      activities........................................         9,418                10,211               (3,215)
Cash flows used in investing activities:
  Capital expenditures..................................        (1,287)               (3,525)              (5,438)
  Proceeds from sale of fixed assets....................            12                    --                    3
                                                               -------              --------             --------
    Net cash used in investing activities...............        (1,275)               (3,525)              (5,435)
Cash flows (used in) provided by financing activities:
  Proceeds from issuance of Senior Notes................            --                80,000                   --
  Distribution to parent................................            --               (45,000)              (1,120)
  Debt issuance costs paid..............................            --                (3,870)                  --
  Proceeds from revolver borrowings.....................         7,550                   900               41,960
  Payments made on revolver borrowings..................        (7,550)                 (900)             (40,760)
  Repurchase of senior notes............................            --                    --               (5,605)
  Cash overdraft........................................            --                    --                3,690
  Payments made on long-term debt.......................        (9,896)              (29,269)                  --
  Capital received from parent..........................            --                   353                   --
                                                               -------              --------             --------
    Net cash (used in) provided by financing
      activities........................................        (9,896)                2,214               (1,835)
                                                               -------              --------             --------
    Net increase (decrease) in cash and cash
      equivalents.......................................        (1,753)                8,900              (10,485)
Cash and cash equivalents beginning of period...........         3,623                 1,870               10,770
                                                               -------              --------             --------
Cash and cash equivalents end of period.................       $ 1,870              $ 10,770             $    285
                                                               =======              ========             ========
Supplemental disclosures of cash information:
  Cash paid during the period:
    Income taxes........................................       $ 6,606              $  2,047             $    815
                                                               =======              ========             ========
    Interest............................................       $ 3,160              $  4,875             $  8,198
                                                               =======              ========             ========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                                                                       DISTRIBUTION        TOTAL
                                                                 PAID-IN    RETAINED    IN EXCESS      STOCKHOLDER'S
                                            SHARES     AMOUNT    CAPITAL    EARNINGS    OF CAPITAL    EQUITY (DEFICIT)
                                            ------    --------   --------   --------   ------------   ----------------
Balance, July 28, 1996...................   1,000         --       18,000     4,772            --            22,772
Net income...............................      --         --           --     4,563            --             4,563
                                            -----       ----     --------   -------      --------          --------
Balance, July 26, 1997...................   1,000         --       18,000     9,335            --            27,335
Net loss for three months ended October
  25, 1997...............................      --         --           --      (119)           --              (119)
Capital contribution from parent.........      --         --          242        --            --               242
Distribution to parent...................      --         --      (18,242)   (9,216)      (17,542)          (45,000)
Net income for the nine month period from
  October 26, 1997 to July 25, 1998......      --         --           --     3,156            --             3,156
                                            -----       ----     --------   -------      --------          --------
Balance, July 25, 1998...................   1,000         --           --     3,156       (17,542)          (14,386)
Net income...............................      --         --           --       779            --               779
Distribution to parent...................      --         --           --    (1,120)           --            (1,120)
                                            -----       ----     --------   -------      --------          --------
Balance, July 31, 1999...................   1,000       $ --     $     --   $ 2,815      $(17,542)         $(14,727)
                                            =====       ====     ========   =======      ========          ========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION:

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

    Community Distributors Inc. (the "Company") owns and operates in the State of New Jersey a chain of drug stores under the name "Drug Fair" and a chain of general merchandise stores under the name "Cost Cutters". The Company manages and operates as one business segment. The Company is a wholly-owned subsidiary of CDI Group, Inc. (the "Parent") and under the principles of consolidation would be considered part of the consolidated results of the Parent. These separate Company financial statements and notes to financial statements solely represent the financial position and results of operations of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ACCOUNTING YEAR

    The Company maintains its accounts on a 52-53 week fiscal year ending with the last Saturday in July. The years ended July 26, 1997 and July 25, 1998 each contained 52 weeks, respectively. The year ended July 31, 1999 contained 53 weeks.

REVENUE RECOGNITION

    Sales are net of returns and exclude sales tax. Revenues include sales from all stores operating during the period.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are considered by the Company to be financial instruments with maturities, when purchased, of three months or less, and are presented at cost which approximates fair value.

INVENTORIES

    Inventories are stated at the lower of cost, using the dollar-value, double extension last-in, first-out method (LIFO), or market. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $1,577 and $2,935 higher than reported at July 25, 1998 and July 31, 1999, respectively. Management believes that inventories accounted for on a FIFO basis approximates current replacement costs. Inventories are reflected net of reserves for excess/obsolete/damaged inventories in the amounts of $51 and $155 at July 25, 1998 and July 31, 1999, respectively.

PROPERTY AND EQUIPMENT

    Property and equipment, including computer software costs, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the expected useful life of the improvement or the life of the lease, whichever is shorter. Depreciation expense recorded for the fiscal years ended July 26, 1997, July 25, 1998 and July 31, 1999 was $1,952, $2,094 and $2,648, respectively. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

BENEFICIAL LEASEHOLDS

    Beneficial lease rights have been recorded on purchased leases based on differences between contractual rents under the respective lease agreements and prevailing market rents at the date of the acquisition of the Company. Beneficial lease rights are amortized over the lease terms using the

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

straight-line method. Accumulated amortization at July 25, 1998 and July 31, 1999 was $2,017 and $2,505, respectively.

GOODWILL

    Goodwill, which represents the excess of the Parent's purchase price of acquired assets over the fair market value of net assets of the Company acquired on January 30, 1995, is being amortized using the straight-line method over twenty years. The Company evaluates the recoverability of goodwill on an annual basis, or earlier, if circumstances indicate that such an evaluation is necessary. The Company's assessment of recoverability considers current and future profitability, estimated undiscounted future cash flows from operations, and any other events or changes in circumstances which indicate that the carrying amount of goodwill may not be recoverable. In the event an impairment of goodwill, or related asset, is indicated to have occurred, the Company's policy is to allocate goodwill to long lived assets on a pro rata basis using the relative fair value of those assets at the date the goodwill arose for purposes of determining the recoverability of long-lived assets. The Company has incurred no impairment of goodwill, or related assets, since its inception. Accumulated amortization as of July 25, 1998 and July 31, 1999 was $6,709 and $8,625, respectively.

DEFERRED FINANCING COSTS

    Deferred financing costs are amortized over the term of the respective borrowings, which is approximately 7 years.

SUPPLIER ADVANCES

    Included in the accompanying balance sheets are $1,697 and $2,456 of advances received related to various inventory supply agreements at July 25, 1998 and July 31, 1999, respectively. Such amounts are being recorded as a reduction of cost of sales as the Company's supply agreement obligations are fulfilled, generally ranging from three to five years from the point that the supplier advance is received. The Company's obligations under the supply agreements are fulfilled through the passage of time for those supply agreements that are for a specific period of time and by the purchasing of inventory for those supply agreements that stipulate the purchasing of a specific amount of inventory. The Company is currently committed to approximately $14,174 of additional purchases under the inventory supply agreements at July 31, 1999. In the event the Company does not fulfill its obligations under the inventory supply agreements, a pro rata portion of the advance will be required to be repaid, approximating the amounts presented in the financial statements as Supplier Advances at July 31, 1999. The amount presented as the current portion of the supplier advances is estimated by the Company as the amount related to the passage of time and the estimated inventory purchases to be made during the twelve months following July 31, 1999, as applicable to the specific inventory supply agreements.

PREOPENING AND ADVERTISING COSTS

    Costs associated with new stores prior to opening and advertising costs are expensed as incurred. Advertising expense of $1,941, $1,703 and $2,662 for the years ended July 26, 1997, July 25, 1998 and July 31, 1999, respectively is net of co-op advertising rebates received from vendors in the amount of $3,523, $4,430 and $4,303 for the years ended July 26, 1997, July 25, 1998 and July 31, 1999, respectively.

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

INTEREST EXPENSE (NET)

    Interest expense for the fiscal years ended July 26, 1997, July 25, 1998 and July 31, 1999 which has been recorded net of interest income was:

                               FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                 JULY 26, 1997        JULY 25, 1998        JULY 31, 1999
                               ------------------   ------------------   ------------------
Interest expense.............        $3,160               $7,007               $8,191
Interest income..............          (142)                (259)                (158)
                                     ------               ------               ------
Interest expense (net).......        $3,018               $6,748               $8,033
                                     ======               ======               ======

INCOME TAXES

    Deferred tax liabilities and assets are recorded for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents, accounts receivable and accounts payable, as reflected in the accompanying balance sheets approximate their fair value because their maturities are generally less than one year in duration. The Company estimates that the carrying amount of its long-term fixed rate debt and amounts reflected as long-term liabilities approximate their fair value. Management is not aware of any factors that would significantly affect the value of these amounts. The Company does not utilize derivative financial instruments nor does it engage in hedging activities.

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

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    The Company has adopted Statement of Financial Accounting Standards No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF "("SFAS No. 121").

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

SFAS No. 121 prescribes the accounting for the impairment of long-lived assets, such as property, plant and equipment and intangible assets, as well as the accounting for long-lived assets that are held for disposal. The statement requires that such assets be reviewed when events or circumstances indicate that an impairment might exist. The Company has concluded that no impairment of long-lived assets existed at July 25, 1998 and July 31, 1999.

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

3. ACCOUNTS RECEIVABLE:

    In November 1997, the Company entered into a Receivables Purchase Agreement with the Pharmacy Fund, Inc. pursuant to which the Company has agreed to factor all of its third party plan prescription receivables. Under the terms of the aforementioned agreement, the Company accelerated its collection of these receivables by selling them to The Pharmacy Fund, Inc. on a daily basis and receiving payment two days after they are created, rather than waiting to collect them in the ordinary course. In addition, the Company avoided uncollectibility as these receivables were sold without recourse.

    On September 9, 1998, The Pharmacy Fund, Inc. filed for bankruptcy under Chapter 11 of the Federal bankruptcy regulations. In connection therewith, the Company is pursuing, and expects, collection of approximately $444 of Third Party Plan prescription receivables that were purchased by The Pharmacy
Fund, Inc.

4. DEBT:

    Long-term debt consists of the following:

                                                            AT              AT
                                                       JULY 25, 1998   JULY 31, 1999
                                                       -------------   -------------
Senior Notes-due October 15, 2004 interest at 10 1/4%
  payable semi-annually on April 15 and October 15...     $80,000         $74,000
Less, current portion due within one year............          --              --
                                                          -------         -------
Long-term portion....................................     $80,000         $74,000
                                                          =======         =======

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

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

4. DEBT: (CONTINUED)

    On October 16, 1997, the Company also replaced its then existing credit facility ("Old Credit Facility") with a $20,000 five year revolving credit facility concurrent with the issuance of the $80,000 of senior notes. This facility bears interest at either prime rate or London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the $20,000 five year revolving credit facility is a $5,000 letter of credit facility. The new facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances. The Company must pay a commitment fee of 1/4 of 1.00% per annum on the daily average unutilized revolving credit facility commitment. For the year ended July 31, 1999, the Company incurred approximately $60 of commitment fees and letter of credit fees under this facility.

    On October 6, 1998, the Company repurchased $5,000 principal amount of Senior Notes at a purchase price of $4,675, plus accrued and unpaid interest. On October 13, 1998, the Company repurchased $1,000 principal amount of Senior Notes at a purchase price of $930, plus accrued and unpaid interest. These repurchases of Senior Notes resulted in a gain of $395 during the year ended July 31, 1999.

5. COMMITMENTS:

LEASES

    The Company conducts all of its warehousing and retailing operations from leased facilities. Annual store rent is composed of a fixed minimum amount, and for certain stores, contingent rent which is based upon a percentage of sales exceeding a stipulated amount. These leases, which may be renewed for periods ranging from five to thirty years, generally provide that the Company pay insurance, maintenance costs and property taxes. These additional charges are subject to escalation for increases in the related costs. Minimum rental commitments under long-term noncancelable operating leases are as follows at July 31, 1999:

FISCAL YEAR
ENDING JULY
-----------
2000........................................................  $ 10,518
2001........................................................     9,914
2002........................................................     9,595
2003........................................................     9,346
2004........................................................     9,229
Thereafter..................................................    57,616
                                                              --------
                                                              $106,218
                                                              ========

    Annual rent expense is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. For the year ended July 26, 1997, July 25, 1998, and July 31, 1999, respectively, total rent expense included:

                               FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                 JULY 26, 1997        JULY 25, 1998        JULY 31, 1999
                               ------------------   ------------------   ------------------
Fixed minimum rent...........        $8,261               $9,045               $10,181
Contingent rent..............           180                  219                   250
                                     ------               ------               -------
Rent expense.................        $8,441               $9,264               $10,431
                                     ======               ======               =======

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

5. COMMITMENTS: (CONTINUED)

    The Company recognizes rental expense from leases with scheduled rent increases on the straight-line basis. During the years ended July 26, 1997, July 25, 1998, July 31, 1999, the Company recognized rent expense in excess of amounts paid of approximately $414, $523, and $585, respectively, which expense is included in the amounts above.

LETTERS OF CREDIT

    Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregate approximately $1,666 and $2,016 at July 25, 1998 and July 31, 1999.

6. INCOME TAXES:

    The provision for income taxes for the years ended July 26, 1997, July 25, 1998 and July 31, 1999, respectively, consist of the following:

                               FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                 JULY 26, 1997        JULY 25, 1998        JULY 31, 1999
                               ------------------   ------------------   ------------------
Current......................        $6,179               $1,987               $2,160
Deferred.....................          (963)               1,691                 (186)
                                     ------               ------               ------
                                     $5,216               $3,678               $1,974
                                     ======               ======               ======

    The component of deferred taxes at July 25, 1998 and July 31, 1999 are summarized as follows:

                                                           AT           AT
                                                        JULY 25,     JULY 31,
                                                          1998         1999
                                                       ----------   ----------
Supplier advances, current...........................   $   329      $   126
Inventory............................................       194          235
Accruals and reserves................................       624          687
Inventory (LIFO reserve).............................    (3,424)      (3,251)
Depreciation.........................................       160          253
                                                        -------      -------
Net deferred tax liability-current...................    (2,117)      (1,950)
                                                        -------      -------
Accruals and reserves................................       728          962
Supplier advances, non-current.......................        18           18
                                                        -------      -------
Net deferred tax asset-long-term.....................   $   746      $   980
                                                        =======      =======

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

6. INCOME TAXES: (CONTINUED)

    The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income before provision for income taxes:

                               FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                 JULY 26, 1997        JULY 25, 1998        JULY 31, 1999
                               ------------------   ------------------   ------------------
Federal statutory tax rate...          34%                  34%                  34%
State and local income taxes,
  net of federal tax
  benefit....................           8%                   6%                  11%
Goodwill amortization........           9%                  13%                  30%
Other........................           2%                   2%                  (3)%
                                       --                   --                   --
                                       53%                  55%                  72%
                                       ==                   ==                   ==

7. RELATED PARTY TRANSACTIONS:

    Included in the Company's statements of income for the years ended July 26, 1997, July 25, 1998 and July 31, 1999 are administrative fees of $250, for each of the years, respectively. The Company has entered into administrative fee agreements with certain shareholders of the Parent, whereby these shareholders will provide advisory and consulting services to the Board of Directors. These administrative fee agreements require the Company to pay $250 of administrative fees annually.

8. LITIGATION:

    The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the disposition of these lawsuits should not have a material impact on the Company's consolidated results of operations, financial position, and cash flows.

9. EMPLOYEE BENEFIT PLAN:

    On July 1, 1995, the Company implemented a 401(k) salary deferral plan (the "Plan") which is available to eligible employees, as defined. The Plan provides for the Company to make discretionary contributions, however, the Company elected not to make contributions for all periods through July 31, 1999.

10. STOCKHOLDER'S EQUITY

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

    On January 4, 1999 the Company paid a dividend to the Parent in the amount of $1,120. The Parent then declared and paid a dividend of $1,120 to its stockholders. The Company's dividend of $1,120 was funded from the Company's operating cash flow.

                         CDI GROUP, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Report of independent accountants...........................     42

Consolidated balance sheets at July 25, 1998 and July 31,
  1999......................................................     43

Consolidated statements of income for the years ended July
  26, 1997, July 25, 1998, and July 31, 1999................     44

Consolidated statements of cash flows for the years ended
  July 26, 1997, and July 25, 1998, and July 31, 1999.......     45

Consolidated statements of stockholders' deficit for the
  years ended July 25, 1998 and July 31, 1999...............     46

Notes to consolidated financial statements..................     47

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CDI Group, Inc. and Subsidiary:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and stockholders' deficit present fairly, in all material respects, the financial position of CDI Group, Inc. and Subsidiary at July 31, 1999 and July 25, 1998 and July 26, 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
October 13, 1999

                         CDI GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   AT              AT
                                                              JULY 25, 1998   JULY 31, 1999
                                                              -------------   -------------
                                          ASSETS:
Current Assets:
  Cash and cash equivalents.................................    $ 10,770        $    285
  Accounts receivable.......................................       1,098           5,266
  Inventories...............................................      29,246          35,787
  Prepaid expenses and other current assets.................       1,582           1,013
                                                                --------        --------
      Total current assets..................................      42,696          42,351
                                                                --------        --------
Property and Equipment:
  Leasehold improvements....................................       6,177           7,943
  Furniture, fixtures and equipment.........................       9,628          13,275
  Automobiles and trucks....................................         739             761
                                                                --------        --------
                                                                  16,544          21,979
Less: Accumulated depreciation and amortization.............      (6,464)         (9,118)
                                                                --------        --------
Property and equipment, net.................................      10,080          12,861
                                                                --------        --------
Beneficial leaseholds, net..................................       1,551           1,063
Other assets................................................         567             920
Deferred financing costs, net...............................       3,426           2,659
Deferred tax assets.........................................         746             980
Goodwill, net...............................................      31,603          29,687
                                                                --------        --------
      Total assets..........................................    $ 90,669        $ 90,521
                                                                ========        ========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities:
  Revolver Borrowings.......................................    $     --        $  1,200
  Accounts payable..........................................      11,035          14,357
  Accrued liabilities.......................................       6,120           5,796
  Deferred tax liabilities..................................       2,117           1,950
  Current portion of supplier advances......................       1,068             653
  Income taxes payable......................................          --             258
                                                                --------        --------
      Total current liabilities.............................      20,340          24,214
Long-term debt..............................................      80,000          74,000
Subordinated debt...........................................      18,517          20,369
Supplier advances, net of current portion...................         629           1,803
Other liabilities...........................................       2,118           2,629
                                                                --------        --------
      Total liabilities.....................................     121,604         123,015
                                                                --------        --------
Commitments and contingencies
Redeemable preferred stock, $1.00 par value, 7,862
  authorized, issued and outstanding at July 25, 1998, and
  July 31, 1999 at net redemption value of $100 per share...         786             786
Redeemable share of Class A voting common stock, 57,963 and
  57,963 shares issued and outstanding at July 25, 1998 and
  July 31, 1999, respectively, at net redemption value......         493             493

                                  STOCKHOLDERS' DEFICIT:
Class A voting common stock, $.00001 par value, authorized
  600,000 shares, 196,632 issued and outstanding at July 25,
  1998 and July 31, 1999....................................          --              --
Class B non-voting common stock, $.00001 par value,
  authorized 600,000 shares, 187,922 issued and outstanding
  at July 25, 1998 and July 31, 1999........................          --              --
Additional paid-in capital..................................          --              --
Retained earnings...........................................       2,390             831
Distribution in excess of capital...........................     (34,604)        (34,604)
                                                                --------        --------
      Total stockholders' deficit...........................     (32,214)        (33,773)
                                                                --------        --------
      Total liabilities and stockholders' deficit...........    $ 90,669        $ 90,521
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                             (DOLLARS IN THOUSANDS)

                                               FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                 JULY 26, 1997        JULY 25, 1998        JULY 31, 1999
                                               ------------------   ------------------   ------------------
Net sales....................................       $231,033             $248,242             $275,270
Cost of sales................................        163,157              173,648              196,812
                                                    --------             --------             --------
  Gross profit...............................         67,876               74,594               78,458
Selling, general and administrative
  expenses...................................         50,831               56,074               62,317
Administrative fees..........................            250                  250                  250
Depreciation and amortization................          4,399                5,386                5,910
Other income, net............................            401                  579                  805
                                                    --------             --------             --------
  Operating income...........................         12,797               13,463               10,786
Interest expense, net........................          4,586                8,423                9,878
                                                    --------             --------             --------
  Income before income taxes.................          8,211                5,040                  908
Provision for income taxes...................          4,433                3,109                1,347
                                                    --------             --------             --------
  Net income (loss)..........................       $  3,778             $  1,931             $   (439)
                                                    ========             ========             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                             (DOLLARS IN THOUSANDS)

                                                          FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                            JULY 26, 1997        JULY 25, 1998        JULY 31, 1999
                                                          ------------------   ------------------   ------------------
Cash flows from operating activities
  Net income (loss).....................................       $ 3,778              $  1,931             $   (439)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization.......................         4,443                 4,586                5,058
    Amortization of deferred financing costs............           108                   800                  767
    Deferred rent liabilities...........................           414                   523                  585
    Non-cash interest expense...........................         1,585                 1,683                1,845
    LIFO provision......................................         1,086                  (806)               1,358
    Gain on repurchase of Senior Notes..................            --                    --                 (395)
    Gain on sale of property and equipment..............             7                    --                   --
    Changes in operating assets and liabilities
      Accounts receivable...............................           645                 1,546               (4,161)
      Inventories.......................................        (3,123)                1,793               (7,899)
      Prepaid expenses and other current assets.........          (391)                 (451)                 569
      Other assets......................................           (28)                 (476)                (353)
      Deferred tax assets...............................           392                   (34)                (234)
      Deferred tax liabilities..........................        (1,355)                1,726                 (167)
      Accounts payable and accrued liabilities..........         3,116                (1,233)                (692)
      Income taxes payable..............................        (1.159)                   --                  258
      Supplier advances.................................           (52)               (1,556)                 759
      Other liabilities.................................           (48)                  194                  (74)
                                                               -------              --------             --------
        Net cash provided by (used in) operating
          activities....................................         9,418                10,226               (3,215)
                                                               -------              --------             --------
Cash flows used in investing activities:
  Capital expenditures..................................        (1,287)               (3,525)              (5,438)
  Proceeds from sale of fixed assets....................            12                    --                    3
                                                               -------              --------             --------
        Net cash used in investing activities...........        (1,275)               (3,525)              (5,435)
                                                               -------              --------             --------
Cash flows (used in) provided by financing activities:
  Proceeds from issuance of senior notes................            --                80,000                   --
  Distribution paid.....................................            --               (45,000)              (1,120)
  Senior notes issuance fees paid.......................            --                (3,870)                  --
  Proceeds from repayment of loans to Directors and
    officers............................................            87                   182                   --
  Proceeds from exercise of common stock options........            --                   243                   --
  Proceeds from revolver borrowings.....................         7,550                   900               41,960
  Payments made on revolver borrowings..................        (7,550)                 (900)             (40,760)
  Cash overdraft........................................            --                    --                3,690
  Repurchase of Senior Notes............................            --                    --               (5,605)
  Payments made on long-term debt.......................        (9,896)              (29,269)                  --
  Payments on subordinated debt.........................           (87)                  (87)                  --
                                                               -------              --------             --------
Net cash (used in) provided by financing activities.....        (9,896)                2,199               (1,835)
                                                               -------              --------             --------
Net increase (decrease) in cash and cash equivalents....        (1,753)                8,900              (10,485)
                                                               -------              --------             --------
Cash and cash equivalents beginning of period...........         3,623                 1,870               10,770
                                                               -------              --------             --------
Cash and cash equivalents end of period.................       $ 1,870              $ 10,770             $    285
                                                               =======              ========             ========
Supplemental disclosures of cash information:
Cash paid during the period:
Income taxes............................................       $ 6,605              $  2,047             $    815
                                                               =======              ========             ========
Interest................................................       $ 3,160              $  4,875             $  8,198
                                                               =======              ========             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                           COMMON STOCK
                                  ------------------------------   ADDITIONAL              DISTRIBUTION        TOTAL
                                  CLASS A    CLASS B                PAID-IN     RETAINED   IN EXCESS OF    STOCKHOLDERS'
                                   SHARES     SHARES     AMOUNT     CAPITAL     EARNINGS     CAPITAL      EQUITY (DEFICIT)
                                  --------   --------   --------   ----------   --------   ------------   ----------------
Balance, July 28, 1996..........  196,632    187,922      $ --       $ 3,846    $ 3,231      $     --          $  7,077
Net income......................                                                  3,778                           3,778
                                  -------    -------      ----       -------    -------      --------          --------
Balance, July 26, 1997..........  196,632    187,922      $ --       $ 3,846    $ 7,009            --          $ 10,855
Net loss for the three month
  period ended October 25,
  1997..........................       --         --        --            --       (459)           --              (459)
Distribution paid...............                                      (3,846)    (6,550)      (34,604)          (45,000)
Net income for the period from
  October 26, 1997 to July 25,
  1998..........................                                                  2,390                           2,390
                                  -------    -------      ----       -------    -------      --------          --------
Balance, July 25, 1998..........  196,632    187,922        --            --      2,390       (34,604)          (32,214)
Net income (loss)...............       --         --        --            --       (439)           --              (439)
Distribution paid...............       --         --        --            --     (1,120)           --            (1,120)
                                  -------    -------      ----       -------    -------      --------          --------
Balance, July 31, 1999..........  196,632    187,922      $ --       $    --    $   831      $(34,604)         $(33,773)
                                  =======    =======      ====       =======    =======      ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. ORGANIZATION:

    CDI Group, Inc. (the "Parent") and Subsidiary (collectively referred to as the "Company"), owns and operates in the State of New Jersey a chain of drug stores under the name "Drug Fair" and general merchandise stores under the name "Cost Cutters". The Company manages and operates as one business segment.

    The accompanying consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiary, Community Distributors, Inc. (the "Subsidiary"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ACCOUNTING YEAR

    The Company maintains its accounts on a 52-53 week year ending with the last Saturday in July. The fiscal years ended July 26, 1997, and July 25, 1998 each contained 52 weeks, respectively. The year ended July 31, 1999 contained 53 weeks.

REVENUE RECOGNITION

    Sales are net of returns and exclude sales tax. Revenues include sales from all stores operating during the period.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are considered by the Company to be financial instruments with maturities, when purchased, of three months or less, and are presented at cost which approximates fair value.

INVENTORIES

    Inventories are stated at the lower of cost or market, using the dollar-value, double extension last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $1,577 and $2,953 higher than reported at July 25, 1998 and July 31, 1999, respectively. Management believes that inventories accounted for on a FIFO basis approximates current replacement costs. Inventories are reflected net of reserves for excess/obsolete/damaged inventories in the amounts of $51 and $155 at July 25, 1998 and July 31, 1999, respectively.

PROPERTY AND EQUIPMENT

    Property and equipment, including computer software costs, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the expected useful life of the improvement or the life of the lease, whichever is shorter. Depreciation expense recorded for the fiscal years ended July 26, 1997, July 25, 1998, and July 31, 1999 was $1,952, $2,094 and $2,648, respectively. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

BENEFICIAL LEASEHOLDS

    Beneficial leasehold rights existing at the acquisition date have been recorded for acquired leases based on differences between contractual rents under the respective lease agreements and prevailing

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

market rents on the acquisition date. Beneficial leaseholds are amortized over the lease terms using the straight-line method. Accumulated amortization at July 25, 1998 and July 31, 1999 was $2,017 and $2,505, respectively.

GOODWILL

    Goodwill, which represents the excess of the Parent's purchase price of acquired assets over the fair market value of net assets of the Subsidiary acquired on January 30, 1995, is being amortized using the straight-line method over twenty years. The Company evaluates the recoverability of goodwill on an annual basis or earlier, if circumstances indicate that such an evaluation is necessary. The Company's assessment of recoverability considers current and future profitability, estimated undiscounted future cash flows from operations, and any other events or changes in circumstances which indicate that the carrying amount of goodwill may not be recoverable. In the event an impairment of goodwill, or related asset, is indicated to have occurred, the Company's policy is to allocate goodwill to long lived assets on a pro rata basis using the relative fair value of those assets, at the date the goodwill arose for purposes of assessing the recoverability of long-lived assets. The Company has incurred no impairment of goodwill, or related assets, since its inception. Accumulated amortization as of July 25, 1998 and July 31, 1999 was $6,709 and $8,625, respectively.

DEFERRED FINANCING COSTS

    Deferred financing costs are amortized over the term of the respective borrowings, which is approximately 7 years.

SUPPLIER ADVANCES

    Included in the accompanying consolidated balance sheets are $1,697 and $2,456 of advances received related to various inventory supply agreements at July 25, 1998 and July 31, 1999, respectively. Such amounts are being recorded as a reduction of cost of sales as the Subsidiary's supply agreement obligations are fulfilled, generally ranging from three to five years from the point that the supplier advance is received. The Subsidiary's obligations under the supply agreements are fulfilled through the passage of time for those supply agreements that are for a specific period of time and by the purchasing of inventory for those supply agreements that stipulate the purchasing of a specific amount of inventory. The Subsidiary is currently committed to approximately $14,174 of additional purchases under the inventory supply agreements at July 31, 1999. In the event the Subsidiary does not fulfill its obligations under the inventory supply agreements, a pro rata portion of the advance will be required to be repaid, approximating the amounts presented in the financial statements as Supplier Advances at July 31, 1999. The amount presented as the current portion of the supplier advances is estimated by the Subsidiary as the amount related to the passage of time and the estimated inventory purchases to be made during the twelve months following July 31, 1999, as applicable to the specific inventory supply agreements.

PRE-OPENING AND ADVERTISING COSTS

    Costs associated with new stores prior to opening and advertising costs are expensed as incurred. Net Advertising expense of $1,941, $1,703 and $2,662 for the years ended July 26, 1997, July 25, 1998 and July 31, 1999, respectively is net of co-op advertising rebates received from vendors in the amount of $3,523, $4,430 and $4,303 for the years ended July 26, 1997, July 25, 1998 and July 31, 1999, respectively.

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

INTEREST EXPENSE (NET)

    Interest expense recorded for the fiscal years ended July 26, 1997, July 25, 1998 and July 31, 1999, respectively, net of interest income was:

                         FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                           JULY 26, 1997        JULY 25, 1998        JULY 31, 1999
                         ------------------   ------------------   ------------------
Interest expense.......        $4,755               $8,692              $10,043
Interest income........          (169)                (269)                (165)
                               ------               ------              -------
Interest expense
  (net)................        $4,586               $8,423              $ 9,878
                               ======               ======              =======

INCOME TAXES

    Deferred tax liabilities and assets are recorded for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

CONCENTRATIONS OF RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. Such amounts are primarily held in a single major commercial bank. The Company holds no collateral for these financial instruments, and such amounts may, at times, exceed insurable limits.

    All of the Subsidiary's stores are located in northern and central New Jersey. As a result, the Company is sensitive to economic, competitive, and regulatory conditions in that region. The success of the Company's future operations will be substantially affected by its ability to compete effectively in New Jersey, and no prediction can be made as to economic conditions in that region.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents, accounts receivable and accounts payable, as reflected in the accompanying consolidated balance sheets approximate their fair value because their maturities are generally less than one year in duration. The Company estimates that the carrying amount of its long-term fixed rate debt and amounts reflected as long-term liabilities approximate their fair value. Management is not aware of any factors that would significantly affect the value of these amounts. The Company does not utilize derivative financial instruments nor does it engage in hedging activities.

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

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    The Company has adopted Statement of Financial Accounting Standards No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS No. 121"). SFAS No. 121 prescribes the accounting for the impairment of long-lived assets, such as property, plant and equipment and intangible assets, as well as the accounting for long-lived assets that are held for disposal. The statement requires that the carrying value of such assets be reviewed when events or circumstances indicate that an impairment might exist. The Company has concluded that no impairment of long-lived assets existed at July 25, 1998 and July 31, 1999.

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

3. ACCOUNTS RECEIVABLES:

    In November 1997, the Subsidiary entered into a Receivables Purchase Agreement with The Pharmacy Fund, Inc. pursuant to which the Subsidiary has agreed to factor all of its third party plan prescription receivables. Under the terms of the aforementioned agreement, the Subsidiary accelerated its collection of these receivables by selling them to The Pharmacy Fund, Inc. on a daily basis and receiving payment two days after they are created, rather then waiting to collect them in the ordinary course. In addition, the Subsidiary avoided uncollectability as these receivables were sold without recourse.

    On September 9, 1998, The Pharmacy Fund, Inc. filed for bankruptcy under Chapter 11 of the Federal bankruptcy regulations. In connection therewith, the Subsidiary is pursuing, and expects, collection of approximately $444 of Third-Party Plan prescription receivables that were purchased by The Pharmacy Fund, Inc.

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. DEBT:

    Long-term debt consists of the following:

                                                                   AT              AT
                                                              JULY 25, 1998   JULY 31, 1999
                                                              -------------   -------------
Senior notes-due October 15, 2004 interest at 10 1/4%
  payable semi-annually on April 15 and October 15..........     $80,000         $74,000
Senior subordinated notes and accrued interest-due January
  31, 2005, principal plus interest at a rate of 10% per
  annum, are payable upon maturity..........................      18,517          20,369
                                                                 -------         -------
      Total.................................................      98,517          94,369
                                                                 -------         -------
  Less, current portion due within one year.................          --              --
                                                                 -------         -------
Long-term portion...........................................     $98,517         $94,369
                                                                 =======         =======

    On January 30, 1995, the Parent issued $13,250 in senior subordinated notes which are due January 31, 2005. Principal on the notes is payable upon maturity plus interest at a rate of 10% per annum. Payment of principal and interest on the notes is subordinated to the prior payment in full of all of the Company's obligations under the senior notes and revolving credit facility.

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

    On October 16, 1997, the Subsidiary also replaced its then existing credit facility ("Old Credit Facility") with a $20,000 five year revolving credit facility concurrent with the issuance of the $80,000 of senior notes. This facility bears interest at either prime rate or London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Subsidiary's eligible accounts receivable and inventory balances, as defined. Included in the $20,000 five year revolving credit facility is a $5,000 letter of credit facility. The new facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances. The Subsidiary is required to pay a commitment fee of 1/4 of 1.00% per annum on the daily average unutilized revolving credit facility commitment. For the year ended July 31, 1999, the Subsidiary incurred approximately $60 of commitment fees and letter of credit fees under this facility.

    On October 6, 1998, the Subsidiary repurchased $5,000 principal amount of Senior Notes at a purchase price of $4,675, plus accrued and unpaid interest. On October 13, 1998, the Subsidiary repurchased $1,000 principal amount of Senior Notes at a purchase price of $930, plus accrued and unpaid interest. These repurchases of Senior Notes resulted in a gain of $395 during the year ended July 31, 1999.

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. COMMITMENTS:

LEASES

    The Company conducts all of its warehousing and retailing operations from leased facilities. Annual store rent is composed of a fixed minimum amount, and for certain stores, contingent rent which is based upon a percentage of sales, exceeding a stipulated amount. The leases, which may be renewed for periods ranging from five to thirty years, generally provide that the Company pay insurance, maintenance costs and property taxes. These additional charges are subject to escalation for increases in the related costs. Minimum rental commitments under long-term noncancelable operating leases are as follows at July 31, 1999:

FISCAL YEAR
ENDING JULY
-----------
2000........................................................  $ 10,518
2001........................................................     9,914
2002........................................................     9,595
2003........................................................     9,346
2004........................................................     9,229
Thereafter..................................................    57,616
                                                              --------
                                                              $106,218
                                                              ========

    Annual rent expense is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. For the years ended July 26, 1997, July 25, 1998, and July 31, 1999, respectively, total rent expense included:

                               FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                 JULY 26, 1997        JULY 25, 1998        JULY 31, 1999
                               ------------------   ------------------   ------------------
Fixed minimum rent...........        $8,261               $9,045               $10,181
Contingent rent..............           180                  219                   250
                                     ------               ------               -------
Rent expense.................        $8,441               $9,264               $10,431
                                     ======               ======               =======

The Company recognizes rental expense for leases with scheduled rent increases on the straight-line basis. During the years ended July 26, 1997, July 25, 1998 and July 31, 1999, the Company recognized rent expense in excess of amounts paid of $414, $523 and $585, respectively, which expense is included in the amounts above.

LETTERS OF CREDIT

    Outstanding letters of credit, guaranteeing certain contingent purchases commitments, which are not reflected in the accompanying financial statements, aggregate approximately $1,666 and $2,016 at July 25, 1998 and July 31, 1999.

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. INCOME TAXES:

    The provision for income taxes for the years ended July 26, 1997, July 23, 1998, and July 31, 1999, respectively, consist of the following:

                                FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                   ENDED            ENDED            ENDED
                               JULY 26, 1997    JULY 25, 1998    JULY 31, 1999
                               --------------   --------------   --------------
Current......................      $5,396           $1,417           $1,533
Deferred.....................        (963)           1,692             (186)
                                   ------           ------           ------
                                   $4,433           $3,109           $1,347
                                   ======           ======           ======

    The components of deferred taxes at July 25, 1998 and July 31, 1999 are summarized as follows:

                                                            AT              AT
                                                       JULY 25, 1998   JULY 31, 1999
                                                       -------------   -------------
Supplier advances, current...........................     $   329         $  126
Inventory............................................         194            235
Accruals and reserves................................         624            687
Inventory (LIFO reserve).............................      (3,424)        (3,251)
Depreciation.........................................         160            253
                                                          -------         ------
      Net deferred tax liability-current.............     $(2,117)        (1,950)
                                                          -------         ------
Accruals and reserves................................         728            962
Supplier advances, non-current.......................          18             18
                                                          -------         ------
      Net deferred tax asset-long-term...............     $   746         $  980
                                                          =======         ======

    The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income before income taxes:

                                  FOR THE          FOR THE          FOR THE
                                 YEAR ENDED       YEAR ENDED       YEAR ENDED
                                  JULY 26,         JULY 25,         JULY 31,
                                    1997             1998             1999
                               --------------   --------------   --------------
Federal statutory tax rate...       34%              34%               34%
State and local income taxes,
  net of federal tax
  benefit....................        6%               6%               34%
Goodwill amortization........       12%              20%               90%
Other........................        2%               2%              (10%)
                                    ---              ---              ----
                                    54%              62%              148%
                                    ===              ===              ====

7. RELATED PARTY TRANSACTIONS:

    Included in the Company's consolidated statements of income for the years ended July 26, 1997, July 25, 1998, and July 31, 1999 are administrative fees of $250, for each of the years, respectively. The Company has entered into administrative fee agreements with certain shareholders of the Parent, whereby these shareholders will provide advisory and consulting services to the Board of Directors. These administrative fee agreements require the Company to pay $250 of administrative fees annually.

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

REDEEMABLE COMMON

    Under certain circumstances defined in the respective stock purchase agreements, up to 57,963 shares of Class A Common Stock can be put back to the Company with a redemption price to be determined under the stock purchase agreement. Such redemption price cannot exceed the original issue price which was ten dollars per share.

    During fiscal 1998 certain executives of the management group of the Company exercised options to purchase 24,237 shares of Class A Common Stock at an aggregate purchase price of approximately $242.

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

    The outstanding balance of the notes due from certain directors and officers at July 25, 1998 and July 31, 1999 of $87, has been reflected as a reduction of the redemption value of the related redeemable Preferred and Common Stock.

9. STOCKHOLDERS' EQUITY:

COMMON STOCK

    On January 30, 1995, 212,078 shares of Class A Common Stock and 187,922 shares of Class B Common Stock were issued for consideration of $4,000 (average of $10.00 per share). Class A Common Stock ("Class A") and Class B Common Stock ("Class B") stockholders have the same rights and privileges with the exception that each holder of record of Class A stock is entitled to one vote per share so held, while Class B stockholders have no voting rights. Class A and Class B stockholders are entitled to convert any or all such shares into an equivalent number of Class B and Class A shares, respectively, except in the

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. STOCKHOLDERS' EQUITY: (CONTINUED)

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

STOCK OPTIONS AND WARRANTS

    On January 30, 1995, the Board of Directors approved the 1995 Stock Option Plan (the "Plan"), which provides for the issuance of up to 65,882 shares of Class A Voting Common Stock to employees and consultants of the Company and its affiliates. The Plan is intended to be an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Service Code of 1986. The option exercise price under each incentive option shall be not less than 100% of the fair market value of the stock on the grant date, as determined by the Board of Directors. On January 30, 1995, the Company issued options to purchase 37,649 shares of Class A Common Stock, at a price of $10 per share, to a senior executive of the Company pursuant to the Plan. The options expire on January 31, 2005 and expiration may be accelerated due to termination of employment of the senior executive as well as various other reasons as stipulated in the Option Agreement. These options vest as follows:

NUMBER OF
OPTIONS VESTING                                                  DATE VESTED
---------------                                                ----------------
10,667......................................................   January 30, 1996
10,667......................................................   January 30, 1997
10,667......................................................   January 30, 1998
 2,824......................................................   January 30, 1999
 2,824......................................................   January 30, 2000

    On January 30, 1995, non-Plan options to acquire 4,706 shares of Class A Common Stock at $10 per share were issued to a senior executive of the Company. These options are exercisable immediately after any disposition event as defined by the Option Agreement.

    Except for the options granted to a senior executive described above, options granted to date under the plan expire approximately ten years after the date of grant, one-half of the options granted vest in equal amounts over five years provided the grantee remains an employee of the Company and one-half of the options granted vest in equal amounts over five years based on meeting certain performance goals.

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

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. STOCKHOLDERS' EQUITY: (CONTINUED)

    A summary of stock option transactions follows:

                                 FOR THE YEAR
                                    ENDED            FOR THE YEAR ENDED        FOR THE YEAR ENDED
                                JULY 26, 1997           JULY 25, 1998             JULY 31, 1999
                              ------------------   -----------------------   -----------------------
Options outstanding at
  beginning of period.......        67,079                 67,079                    38,924
Options granted.............            --                  1,500                        --
Options exercised...........            --                 29,655                        --
Options canceled............            --                     --                      (146)
Options outstanding at end
  of period.................        67,079                 38,924                    38,778
Options available for grant
  at end of period..........         3,115                  1,615                     1,615
Options vested and
  outstanding at end of
  period....................        30,989                 12,001                    19,702

Option price per share for                         37,424 shares at $10.00   1,500 shares at $31.00
  outstanding options.......        $   10         37,278 shares at $10.00   1,500 shares at $31.00

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

    On January 4, 1999, the Subsidiary paid a dividend to the Parent in the amount of $1,120. The Parent then declared and paid a dividend of $1,120 to its stockholders. The dividend of $1,120 was funded from the Subsidiary's operating cash flow.

10. LITIGATION:

    The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the disposition of these lawsuits should not have a material impact on the Company's consolidated results of operations, financial position, and cash flows.

11. EMPLOYEE BENEFIT PLAN:

    On July 1, 1995, the Company implemented a 401(k) salary deferral plan (the "Plan") which is available to eligible employees, as defined. The Plan provides for the Company to make discretionary contributions, however, the Company elected not to make contributions for all periods through July 31, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    The following table sets forth certain information with respect to the directors, executive officers and key employees of the Holding Company and the
Company:

NAME                                          AGE                        TITLE
----                                        --------   ------------------------------------------
Frank Marfino.............................     56      President, Chief Executive Officer and
                                                       Director of the Holding Company
Lynn L. Shallcross........................     58      President--Cost Cutters Division of the
                                                       Company
Todd H. Pluymers..........................     35      Chief Financial Officer of the Holding
                                                       Company and the Company
Barrie Levine.............................     54      Vice President--Pharmacy Operations of the
                                                       Company
William F. Gilligan.......................     57      Vice President--Distribution of the
                                                       Company
Michael P. Quinn..........................     46      Vice President--Merchandising of the
                                                       Company
Kevin Marron..............................     42      Director--MIS of the Company
Alan J. Kirschner.........................     45      Director--Loss Prevention of the Company
Mark H. DeBlois...........................     43      Director of the Holding Company and the
                                                       Company
Harvey P. Mallement.......................     59      Director of the Holding Company and the
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

    MR. GILLIGAN has been Vice President--Distribution since 1985 after serving as General Manager for 11 years with Atlantic Distribution Center in Jersey City, New Jersey and 11 years with Wakefern Food Corporation, parent company of Shop-Rite supermarkets. Trained in distribution management at Ohio State University and Rutgers University, Mr. Gilligan is responsible for the daily management of the distribution center, transportation logistics, property management and the administrative staff. Mr. Gilligan has over 35 years of experience in Distribution-Warehouse Management.

    MR. QUINN joined the Company as Vice President--Merchandising on March 16, 1998. Prior to joining the Company, Mr. Quinn held the position of Vice President--General Manager of Alpine Distributors, Inc., the non-food division of Twin County Grocers, from 1994 to 1998. From 1992 to 1994, Mr. Quinn was employed as a Divisional Merchandise Manager at the Rx Place, a Division of Woolworth Corp. Mr. Quinn is a graduate of Manhattan College.

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

    MR. KIRSCHNER joined the Company as Director--Loss Prevention in 1991. As Director--Loss Prevention, Mr. Kirschner is also responsible for point-of-sale and human resources for the Company. Prior to 1991, Mr. Kirschner held a similar position with NBO Menswear and Rickel Home Centers, Inc. and has over twenty years of experience in retail and loss prevention management. Mr. Kirschner is a graduate of Jersey City State College.

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

    MR. MALLEMENT has been a Director of the Holding Company and the Company since 1995. Since 1981, Mr. Mallement has been Managing General Partner of Harvest Partners, Inc., a private equity investment and growth financing firm with committed capital in excess of $600 million that provides equity investment financing that focuses on the acquisition of medium sized companies and financing of growth businesses. Mr. Mallement is also a director of Symbol Technologies, Inc. and is a graduate of the City College of New York with a masters degree in Business Administration.

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

    SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

    Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth the aggregate compensation paid by the Company for services rendered during fiscal 1997, fiscal 1998 and fiscal 1999 to the Company's Chief Executive Officer and five other most highly-compensated executive officers for fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                                  ANNUAL COMPENSATION
                                                       FISCAL    ---------------------    ALL OTHER
NAME AND PRINCIPAL POSITION                             YEAR      SALARY    BONUS (1)    COMPENSATION
---------------------------                           --------   --------   ----------   ------------
Frank Marfino.......................................    1997     $431,692   $  228,680      $3,748(2)
  President and Chief Executive Officer                 1998     $460,384   $1,447,702      $3,534(2)
                                                        1999     $493,399   $  256,230      $5,320(2)

Lynn L. Shallcross..................................    1997     $167,135   $   50,000      $2,586(3)
  President--Cost Cutters Division                      1998     $171,231   $   50,000      $3,126(3)
                                                        1999     $181,923   $   60,000      $3,232(3)

Todd H. Pluymers....................................    1997     $133,606   $   26,000      $  741(4)
  Chief Financial Officer                               1998     $140,674   $  227,500      $  747(4)
                                                        1999     $150,761   $   28,875      $  797(4)

Barrie Levine.......................................    1997     $124,423   $   12,200      $1,620(5)
  Vice President--Pharmacy Operations                   1998     $129,038   $   22,500      $1,697(5)
                                                        1999     $136,538   $   22,000      $2,278(5)

Michael Quinn.......................................    1997           --           --          --
  Vice President--Merchandising                         1998     $ 43,269           --          --
                                                        1999     $129,908   $    7,500      $1,645(6)

William F. Gilligan.................................    1997     $107,231   $   17,500      $1,738(7)
  Vice President--Distribution                          1998     $111,231   $   20,520      $2,046(7)
                                                        1999     $118,192   $   22,400      $2,111(7)

------------------------

(1) Reflects bonuses paid during the fiscal year with respect to achievement of certain performance goals relating to the prior fiscal year. The amounts of annual bonuses that may be paid to the named executive officers for fiscal 1999 have not yet been determined. See "Certain Relationships and Related Transactions."

(2) Amounts include the values of the personal use of a company car equal to $1,300, $1,275 and $1,325 for fiscal 1997, 1998 and 1999, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $2,448, $2,259 and $3,995 for fiscal 1997, 1998 and 1999, respectively.

(3) Amounts include the values of the personal use of a company car equal to $520, $520 and $540 for fiscal 1997, 1998 and 1999, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $2,066, $2,606 and $2,692 for fiscal 1997, 1998, and 1999, respectively.

(4) Amounts include the values of the personal use of a company car equal to $520, $520 and $530 for fiscal 1997, 1998 and 1999, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $221, $227 and $267 for fiscal 1997, 1998, and 1999, respectively.

(5) Amounts include the values of the personal use of a company car equal to $520, $520 and $530 for fiscal 1997, 1998 and 1999, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $1,100, $1,177 and $1,748 for fiscal 1997, 1998, and 1999, respectively.

(6) Amount includes the value of the personal use of a company car equal to $1,350, as well as the incremental cost of additional life insurance premiums in the amount of $295.

(7) Amounts include the values of the personal use of a company car equal to $520, $520 and $530 for fiscal 1997, 1998 and 1999, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $1,218, $1,526 and $1,581 for fiscal 1997, 1998, and 1999, respectively.

    STOCK OPTIONS TABLE

    The following table sets forth the number of options to purchase Common Stock held by the Company's Chief Executive Officer and one other executive officer as of the end of fiscal 1999. None of the Company's four other most highly-compensated executive officers held any options to purchase Common Stock as of the end of fiscal 1999, and there were no options to purchase Common Stock granted during fiscal 1999.

                                               FISCAL YEAR END OPTION VALUES
                                                    NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                   UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                               OPTIONS AT FISCAL YEAR END (#)      AT FISCAL YEAR-END ($)
                                                EXERCISABLE/UNEXERCISABLE(1)    EXERCISABLE/UNEXERCISABLE(1)
                                               ------------------------------   ----------------------------
Frank Marfino................................            14,825/7,530                        $0
Michael Quinn................................                 0/1,500                        $0

------------------------

(1) The value of unexercised in-the-money options is calculated by determining the difference between the book value of the Common Stock underlying the options at the end of fiscal 1999, which was negative, and the option exercise price. The Common Stock was not publicly traded at the end of fiscal 1999.

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

    The Employment Agreements for Messrs. Shallcross, Pluymers, Levine and Gilligan, each of which expires in January 2001, currently provide for base salaries of $176,000, $151,594, $135,000 and $117,000, respectively. The
Employment Agreement for Mr. Quinn, which expires in March 2001, currently provides for a base salary of $125,000. In the event that the employment of any of these officers is terminated during the respective terms of their Employment Agreements for death, disability, resignation or termination by the Company other than for "cause," the relevant officer will receive severance pay of his base salary for one year after termination. No severance pay is payable under any of the Employment Agreements in the event of termination for "cause."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Neither the Board of Directors of the Company, nor the Board of Directors of the Holding Company, has ever maintained a compensation committee. Executive compensation decisions are considered and decided by all of the directors of the Company. All executive compensation decisions relating to fiscal 1999, including decisions relating to the compensation of Frank Marfino, the President and Chief Executive Officer of the Company, were decided by Mark DeBlois, Harvey Mallement and Frank Marfino, each of whom was a director of the Company during all of fiscal 1999. No officers or employees of the Company or the Holding Company other than Mr. Marfino participated in any discussions of the Board of Directors of either company regarding executive compensation.

INDEBTEDNESS OF MANAGEMENT

    Mr. Frank Marfino, the President and Chief Executive Officer of the Holding Company and the Company, and a director of the Holding Company and the Company, had an outstanding loan from the Company which was incurred by Mr. Marfino in connection with his purchase of shares of capital stock of the Company concurrently with the acquisition of the Company by the Holding Company in January 1995. In connection with this loan, Mr. Marfino executed a full-recourse promissory note to the Company which required Mr. Marfino to pay cash interest at a rate of 8% per annum. This loan was repaid in October 1998. See "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              BENEFICIAL OWNERSHIP

    The Holding Company is the beneficial owner, with sole voting power and investment power, of 100% of the outstanding capital stock of the Company.

    The following table sets forth certain information regarding beneficial ownership of the Common Stock(1) and Preferred Stock(2) of the Holding Company
(i) by each person known to the Company to own beneficially more than 5% of each class of outstanding voting capital stock of the Holding Company, (ii) by each director of the Company and the Holding Company, (iii) by each of the executive officers of the Company and the Holding Company named in the "Summary Compensation Table," and (iv) by all directors and executive officers of the Company and the Holding Company as a group, as of July 31, 1999.

                                                CLASS A COMMON STOCK               PREFERRED STOCK
                                            -----------------------------   -----------------------------
                                            AMOUNT OF NATURE                AMOUNT OF NATURE
                                             OF BENEFICIAL     PERCENT OF    OF BENEFICIAL     PERCENT OF
NAME AND ADDRESS                              OWNERSHIP(3)       CLASS        OWNERSHIP(3)       CLASS
----------------                            ----------------   ----------   ----------------   ----------
BancBoston Ventures Inc...................      159,389(4)        43.2%             --              --
175 Federal St.
Boston, MA 02110

Mark H. DeBlois...........................      159,389(5)        43.2%             --              --
c/o BancBoston Ventures Inc.
175 Federal St.
Boston, MA 02110

Harvest Partners International, L.P.......       51,851(6)        20.4%             --              --
c/o Harvest Partners, Inc.
767 Third Avenue
New York, NY 10017

Harvey P. Mallement.......................       83,816(7)        32.9%             --              --
c/o Harvest Partners, L.P.
767 Third Avenue
New York, NY 10017

Paribas Principal, Inc....................       40,000(8)        15.7%             --              --
787 Seventh Avenue
New York, NY 10017

DBG Auslands-Holding GmbH.................       73,525(9)        22.4%             --              --
Emil-von-Behring-Strasse 2
D-60439 Frankfurt-am-Main GERMANY

Harvest Technology Partners, L.P..........       17,901(6)         7.0%             --              --
c/o Harvest Partners, Inc.
767 Third Avenue
New York, NY 10017

Banque Paribas............................       16,667(8)         6.1%             --              --
787 Seventh Avenue
New York, NY 10019

                                                CLASS A COMMON STOCK               PREFERRED STOCK
                                            -----------------------------   -----------------------------
                                            AMOUNT OF NATURE                AMOUNT OF NATURE
                                             OF BENEFICIAL     PERCENT OF    OF BENEFICIAL     PERCENT OF
NAME AND ADDRESS                              OWNERSHIP(3)       CLASS        OWNERSHIP(3)       CLASS
----------------                            ----------------   ----------   ----------------   ----------
European Development Capital..............       14,064(6)         5.5%             --              --
Corporation N.V.
co Harvest Partners, Inc.
767 Third Avenue
New York, NY 10017

Frank Marfino.............................       50,824(10)       18.9%          4,000            50.9%

Lynn L. Shallcross........................        8,211(11)        3.2%          1,073            13.6%

Todd H. Pluymers..........................        6,781(11)        2.7%            715             9.1%

William F. Gilligan.......................        6,781(11)        2.7%            715             9.1%

Barrie Levine.............................        2,927(11)        1.1%            143             1.8%

All Directors and Executive Officers as a       318,729(12)         83%          6,646            84.5%
  Group (7 persons)

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

(9) Includes 73,525 shares of Class B Common Stock.

(10) Includes 14,825 shares subject to exercisable options. In addition, all of such shares are subject to repurchase by the Holding Company upon termination of employment under certain circumstances.

(11) All of such shares are subject to repurchase by the Holding Company upon termination of employment under certain circumstances.

(12) Includes 14,825 shares subject to exercisable options. In addition, 60,699 shares are subject to repurchase by the Holding Company upon termination of employment under certain circumstances. Except as noted above, the Company believes that the beneficial holders listed in the table above have sole voting power and investment power over the shares described as being beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with the acquisition of the Company by the Holding Company, the Company entered into Employment Agreements with each of Mr. Frank Marfino, the President and Chief Executive Officer of the Company, Mr. Todd Pluymers, the Chief Financial Officer of the Company, Mr. Lynn Shallcross, the President of the Cost Cutters division of the Company, Mr. William Gilligan, the Vice President--Distribution of the Company and Mr. Barrie Levine, the Vice President--Pharmacy Operations of the Company. In March 1998, the Company entered into an Employment Agreement with Mr. Michael Quinn, Vice President--Merchandising of the Company. See "Executive Compensation--Employment Agreements."

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

NOTEHOLDER                                                    PRINCIPAL AMOUNT
----------                                                    ----------------
BancBoston..................................................     $5,753,890
Harvest.....................................................      1,889,970
Harvest Technology Partners, L.P............................        643,210
European Development Capital Corporation, N.V...............        505,286
DBG Auslands Holding GmbH...................................      2,641,821

    On January 4, 1999 the Company paid the Holding Company a dividend in the amount of approximately $1.1 million, and the Holding Company paid a dividend of approximately $1.1 million to its stockholders, which includes management, certain employees of the Company, BancBoston and Harvest.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

         10.2 Purchase Agreement, dated as of October 10, 1997, by and among the Company, the Holding Company, DLJ and BSC.*

         10.3           Form of Holding Company's Amended and Restated Senior
                        Subordinated Note due 2005.*

         10.4 Exchange Agency Agreement, dated as of February 13, 1998, among the Exchange Agent, the Holding Company and the Company.*

         10.5           Stockholder Agreement, dated as of January 30, 1995, by and among the Holding Company, the Investors, PPI, TAH,
                        Tietbohl, Frank Marfino and certain other persons
                        (collectively, the "Stockholders"), as amended by that
                        certain First Amendment to Stockholder Agreement, dated as of October 16, 1997, by and among the Holding Company and
                        the Stockholders.*

         10.7           Company Stock Purchase Warrant, dated as of January 30,
                        1995, issued by the Holding Company to Banque Paribas, as amended by that certain Amendment of Common Stock Purchase
                        Warrant, Acknowledgment and Waiver, dated as of September
                        30, 1997, by and between the Company and the Bank.*

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

         10.9           The Company's $20,000,000 Revolving Loan Note, dated as of
                        October 16, 1997.*

        10.10 Lease Agreement, dated as of May 15, 1995, by and between 105 Sylvania Place, L.L.C. and the Company (South
                        Plainfield, New Jersey).*

        10.11           Lease Agreement, dated as of May 5, 1998, by and between JAM
                        Realty Company and the Company (Branchburg Township
                        (Somerville), New Jersey).*

        10.12           Sublease Agreement, dated as of May 20, 1998, between
                        Mitsubishi Electronics America, Inc. and Community
                        Distributors, Inc. (Somerset, New Jersey).**

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
        10.13           Letter Agreement, dated as of October 16, 1997, by and
                        between the Company and Frank Marfino regarding bonus
                        payment.*

        10.14 Employment and Non-Competition Agreement, dated as of January 30, 1995 by and between the Company and Todd H.
                        Pluymers.*+

        10.15 Letter Agreement, dated as of October 16, 1997, by and between the Company and Todd H. Pluymers regarding bonus payment.*

        10.16 Employment and Non-Competition Agreement, dated as of January 30, 1995 by and between the Company and Lynn L.
                        Shallcross.*+

        10.17 Employment and Non-Competition Agreement, dated as of January 30, 1995 by and between the Company and William F.
                        Gilligan.*+

        10.18 Employment and Non-Competition Agreement, dated as of February 17, 1995 by and between the Company and Barrie
                        Levine.*+

        10.19 Employment and Non-Competition Agreement, dated as of March 16, 1998 by and between the Company and Michael
                        Quinn.+

        10.20 Employment and Non-Competition Agreement, dated as of January 30, 1995 by and between the Company and Frank
                        Marfino.*+

        10.21           CDI Group, Inc. 1995 Stock Option Plan.+

         12.1           Statement re: Computation of Ratio of Earnings to Fixed
                        Charges for the Company.

         12.2           Statement re: Computation of Ratio of Earnings to Fixed
                        Charges for CDI Group, Inc.

         21.1           List of Subsidiaries of CDI Group, Inc.*

         24.1           Power of Attorney (included in signature page to Form 10-K).

         27.1           Financial Data Schedule of Community Distributors, Inc.

         27.2           Financial Data Schedule of CDI Group, Inc.

         99.1           Community Distributors, Inc. Summary of Valuation and
                        Qualifying Accounts.

         99.2           CDI Group, Inc. Summary of Valuation and Qualifying
                        Accounts.

         99.3           Reports of Independent Accountants on Financial Statement
                        Schedule.

------------------------

* Incorporated by reference to the exhibits to the Registrants' Registration Statement No. 333-41281, on Form S-4, filed by the Registrants with respect to $80,000,000 aggregate principal amount of the Company's 10 1/4% Senior Notes due 2004, Series B.

** Incorporated by reference to the same numbered exhibit to the Registrants' Annual Report on Form 10-K, filed by the Registrants on October 23, 1998, with respect to the Registrants' fiscal year ended July 25, 1998.

+   This item is a management contract or compensatory plan.

    All schedules other than those set forth in Exhibits 27.1, 27.2, 99.1 and
    99.2 have been omitted because either they are not required, are not applicable, or the information is otherwise set forth in the Consolidated Financial Statements and notes thereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 29, 1999.

                                                       COMMUNITY DISTRIBUTORS, INC.

                                                       By:              /s/ FRANK MARFINO
                                                            -----------------------------------------
                                                                          Frank Marfino,
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ TODD H. PLUYMERS
                                                            -----------------------------------------
                                                                        Todd H. Pluymers,
                                                                CHIEF FINANCIAL OFFICER (PRINCIPAL
                                                                            FINANCIAL
                                                                     AND ACCOUNTING OFFICER)

                                                       CDI GROUP, INC.

                                                       By:              /s/ FRANK MARFINO
                                                            -----------------------------------------
                                                                          Frank Marfino,
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ TODD H. PLUYMERS
                                                            -----------------------------------------
                                                                        Todd H. Pluymers,
                                                                CHIEF FINANCIAL OFFICER (PRINCIPAL
                                                                            FINANCIAL
                                                                     AND ACCOUNTING OFFICER)

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

    Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                  /s/ FRANK MARFINO                    President, Chief Executive     October 29, 1999
     -------------------------------------------         Officer and Director of
                    Frank Marfino                        Community Distributors,
                                                         Inc. and CDI Group, Inc.
                 /s/ MARK H. DEBLOIS                   Director of Community          October 29, 1999
     -------------------------------------------         Distributors, Inc. and CDI
                   Mark H. DeBlois                       Group, Inc.
               /s/ HARVEY P. MALLEMENT                 Director of Community          October 29, 1999
     -------------------------------------------         Distributors, Inc. and CDI
                 Harvey P. Mallement                     Group, Inc.