Form 10-Q
period 1999-10-30
COMMUNITY DISTRIBUTORS INC; CDI GROUP INC
filed 1999-12-14
CIK 774492, 940727

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
           OCTOBER 30, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21379

                          COMMUNITY DISTRIBUTORS, INC.
                                CDI GROUP, INC.
           (Exact name of registrants as specified in their charters)

                                                                22-1833660
                  DELAWARE                                      22-3349976
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

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 date. Yes /X/ No / /

    Number of shares of Common Stock, $.01 par value per share, of Community Distributors, Inc. outstanding at December 14, 1999: 1,000 shares.

    Number of shares of Class A Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding as of December 14, 1999: 254,595 shares.

    Number of shares of Class B Non-Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding as of December 14, 1999: 187,922 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          COMMUNITY DISTRIBUTORS, INC.

                                CDI GROUP, INC.

                                     INDEX

        ITEM                                                                            PAGE
       NUMBER                                                                          NUMBER
---------------------                                                                 --------
       PART I.          FINANCIAL INFORMATION

       Item 1.          Condensed Financial Statements..............................      3

                        COMMUNTY DISTRIBUTORS, INC.

                        Condensed Statements of Operations (Unaudited)--For the
                          Three Months Ended October 30, 1999 and October 24,
                          1998......................................................      3

                        Condensed Balance Sheets (Unaudited)--As of October 30, 1999
                          and July 31, 1999.........................................      4

                        Condensed Statements of Cash Flows (Unaudited)--For the
                          Three Months Ended October 30, 1999 and October 24,
                          1998......................................................      5

                        Notes to Condensed Financial Statements of Community
                          Distributors, Inc.........................................      6

                        CDI GROUP, INC. AND SUBSIDIARY

                        Condensed Consolidated Statements of Operations
                          (Unaudited)--For the Three Months Ended October 30, 1999
                          and October 24, 1998......................................      8

                        Condensed Consolidated Balance Sheets (Unaudited)--As of
                          October 30, 1999 and July 31, 1999........................      9

                        Condensed Consolidated Statements of Cash Flows
                          (Unaudited)--For the Three Months Ended October 30, 1999
                          and October 24, 1998......................................     10

                        Notes to Condensed Consolidated Financial Statements of CDI
                          Group, Inc. and Subsidiary................................     11

       Item 2.          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     13

       Item 3.          Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     19

      PART II.          OTHER INFORMATION

       Item 6.          Exhibits and Reports on Form 8-K............................     20

                        Signatures..................................................     21

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                          COMMUNITY DISTRIBUTORS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              OCTOBER 30,   OCTOBER 24,
                                                                 1999          1998
                                                              -----------   -----------
Net sales...................................................    $65,773       $60,121
Cost of sales...............................................     48,153        44,428
                                                                -------       -------
  Gross profit..............................................     17,620        15,693
Selling, general and administrative expenses................     15,853        14,338
Administrative fees.........................................         63            63
Depreciation and amortization...............................      1,450         1,650
Other income, net...........................................         88           501
                                                                -------       -------
  Operating income..........................................        342           143
Interest expense, net.......................................      2,042         1,941
                                                                -------       -------
  Loss before income taxes..................................     (1,700)       (1,798)
Benefit for income taxes....................................     (1,225)         (971)
                                                                -------       -------
  Net loss..................................................    $  (475)      $  (827)
                                                                =======       =======

           See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                            CONDENSED BALANCE SHEETS

                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                 AS OF       AS OF
                                                              OCTOBER 30,   JULY 31,
                                                                 1999         1999
                                                              -----------   --------
ASSETS:
  Cash and cash equivalents.................................    $    325    $    285
  Accounts receivable.......................................       5,844       5,240
  Inventory.................................................      47,692      35,787
  Prepaid expenses and other current assets.................       1,836       1,013
                                                                --------    --------
    TOTAL CURRENT ASSETS....................................      55,697      42,325
  Property and equipment, net...............................      12,982      12,861
  Deferred charges and other assets.........................       5,493       5,622
  Goodwill, net.............................................      29,208      29,687
                                                                --------    --------
TOTAL ASSETS................................................    $103,380    $ 90,495
                                                                ========    ========
LIABILITIES:
  Revolver borrowings.......................................    $ 10,000    $  1,200
  Accounts payable..........................................      21,241      14,357
  Accrued expenses and other current liabilities............       5,785       8,631
  Current portion of supplier advances......................         653         653
                                                                --------    --------
    TOTAL CURRENT LIABILITIES...............................      37,679      24,841
  Long-term debt............................................      74,000      74,000
  Supplier advances, net of current portion.................       1,533       1,803
  Other long-term liabilities...............................       5,370       4,578
                                                                --------    --------
TOTAL LIABILITIES...........................................    $118,582    $105,222
                                                                --------    --------
STOCKHOLDER'S DEFICIT:
  Common stock, $.01 par value, 1,000 shares authorized,
    issued and outstanding..................................          --          --
  Additional paid-in capital................................          --          --
  Retained earnings.........................................       2,340       2,815
  Distribution in excess of capital.........................     (17,542)    (17,542)
                                                                --------    --------
    TOTAL STOCKHOLDER'S DEFICIT.............................     (15,202)    (14,727)
                                                                --------    --------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT.................    $103,380    $ 90,495
                                                                ========    ========

           See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              OCTOBER 30,   OCTOBER 24,
                                                                 1999          1998
                                                              -----------   -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss..................................................    $   (475)     $   (827)
  Depreciation and amortization.............................       1,519         1,650
  Non-cash rent expense.....................................         142           129
  LIFO provision............................................         300           150
  Gain on repurchase of Senior Notes........................          --          (395)
  Changes in operating assets and liabilities...............     (11,663)       (7,789)
                                                                --------      --------
NET CASH USED IN OPERATING ACTIVITIES.......................     (10,177)       (7,082)
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures......................................        (917)       (1,365)
                                                                --------      --------
NET CASH USED IN INVESTING ACTIVITIES.......................        (917)       (1,365)
CASH FLOWS FROM FINANCING ACTIVITES:
  Proceeds from revolver borrowings.........................      20,300         2,850
  Repayments of revolver borrowings.........................     (11,500)       (1,000)
  Cash overdraft............................................       2,334         1,432
  Repurchase of Senior Notes................................          --        (5,605)
                                                                --------      --------
NET CASH FROM (USED IN) FINANCING ACTIVITES.................      11,134        (2,323)

Net increase (decrease) in cash and cash equivalents........          40       (10,770)
Cash and cash equivalents at beginning of period............         285        10,770
                                                                --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $    325      $     --
                                                                ========      ========

           See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

(1) BASIS OF PRESENTATION:

    The accompanying financial statements should be read in conjunction with the audited financial statements of Community Distributors, Inc. (the "Company"), and the notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended July 31, 1999. The Company, a wholly owned subsidiary of CDI Group, Inc. (the "Parent"), is engaged in the operation of retail stores selling pharmaceuticals and general merchandise throughout New Jersey. These interim financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position and operating results and cash flows for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

(4) DEBT:

    In October 1998, the Company repurchased an aggregate of $6,000 principal amount of Senior Notes. On October 6, 1998, the Company repurchased an aggregate of $5,000 principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On October 13, 1998, the Company repurchased an additional $1,000 principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. As of October 30, 1999, $74,000 aggregate principal amount of Senior Notes remained outstanding. Under the relevant Senior Note agreements, in the event of a change in control, as defined, the Company may be required to repurchase all outstanding Senior Notes.

    The Company maintains a $20,000 five year revolving credit facility (the "Facility) with a bank. This Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregated approximately $34 and $2,016 at October 30, 1999 and July 31, 1999. The Facility contains certain financial

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

(4) DEBT: (CONTINUED)

and operating covenants, such as a requirement that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures, and restrictions on the ability of the Company to incur debt, pay dividends, or take certain other corporate actions. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

(5) ACCOUNTS RECEIVABLE:

    On September 9, 1998, The Pharmacy Fund Receivables, Inc. ("PFR") filed for bankruptcy under Chapter 11 of the Federal bankruptcy code. In connection therewith, the Company was pursuing collection of approximately $444 of prescription receivables from managed health care plans and other third-party payer plans ("Third Party Plans") that were purchased by PFR. Subsequent to the filing for bankruptcy, the Company entered into a settlement agreement with PFR and on December 3, 1999, collected $400 from PFR in full settlement of the prescription receivables that were purchased by PFR, with $44 of the uncollected amount being written-off in October 1999. Subsequent to the bankruptcy, the Company assumed the risk associated with the collection of its Third Party Plan receivables.

(6) INVENTORY COSTING METHOD:

    Inventory at interim periods is valued on a last-in, first-out (LIFO) basis which is determined based on estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories which are taken twice a year. The results of the last physical inventory that was taken on July 31, 1999 did not have a material impact on the results of operations, financial position and cash flows.

                         CDI GROUP, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              OCTOBER 30,   OCTOBER 24,
                                                                 1999          1998
                                                              -----------   -----------
Net sales...................................................    $65,773       $60,121
Cost of sales...............................................     48,153        44,428
                                                                -------       -------
    Gross profit............................................     17,620        15,693
Selling, general and administrative expenses................     15,853        14,338
Administrative fees.........................................         63            63
Depreciation and amortization...............................      1,450         1,650
Other income, net...........................................         88           501
                                                                -------       -------
    Operating income........................................        342           143
Interest expense, net.......................................      2,525         2,380
                                                                -------       -------
    Loss before income taxes................................     (2,183)       (2,237)
Benefit for income taxes....................................     (1,394)       (1,125)
                                                                -------       -------
    Net loss................................................    $  (789)      $(1,112)
                                                                =======       =======

     See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                 AS OF       AS OF
                                                              OCTOBER 30,   JULY 31,
                                                                 1999         1999
                                                              -----------   --------
ASSETS:
  Cash and cash equivalents.................................    $    325    $    285
  Accounts receivable.......................................       5,872       5,266
  Inventory.................................................      47,692      35,787
  Prepaid expenses and other current assets.................       1,836       1,013
                                                                --------    --------
      TOTAL CURRENT ASSETS..................................      55,725      42,351

  Property and equipment, net...............................      12,982      12,861
  Deferred charges and other assets.........................       5,493       5,622
  Goodwill, net.............................................      29,208      29,687
                                                                --------    --------
TOTAL ASSETS................................................    $103,408    $ 90,521
                                                                ========    ========

LIABILITIES:
  Revolver borrowings.......................................    $ 10,000    $  1,200
  Accounts payable..........................................      21,241      14,357
  Accrued expenses and other current liabilities............       5,616       8,004
  Current portion of supplier advances......................         653         653
                                                                --------    --------
      TOTAL CURRENT LIABILITIES.............................      37,510      24,214

  Long-term debt............................................      74,000      74,000
  Subordinated debt.........................................      20,854      20,369
  Supplier advances, net of current portion.................       1,533       1,803
  Other long-term liabilities...............................       2,794       2,629
                                                                --------    --------
TOTAL LIABILITIES...........................................    $136,691    $123,015
                                                                --------    --------

COMMITMENTS AND CONTINGENCIES:
  Redeemable preferred stock, $1.00 par value,
    7,862 authorized, issued and outstanding, redemption
    value $100 per share....................................         786         786
  Redeemable shares of Class A voting common stock, 57,963
    shares issued and outstanding at net redemption value at
    October 30, 1999 and July 31, 1999......................         493         493

STOCKHOLDERS' DEFICIT:
  Class A voting common stock, $.00001 par value, authorized
    600,000 shares, 254,595 issued and outstanding at
    October 30, 1999 and July 31, 1999                                --          --
  Class B voting common stock, $.00001 par value, authorized
    600,000 shares, 187,922 issued and outstanding at
    October 30, 1999 and July 31, 1999                                --          --
  Additional paid-in capital................................          --          --
  Retained earnings.........................................          42         831
  Distribution in excess of capital.........................     (34,604)    (34,604)
                                                                --------    --------
      TOTAL STOCKHOLDERS' DEFICIT...........................     (34,562)    (33,773)
                                                                --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.................    $103,408    $ 90,521
                                                                ========    ========

     See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              OCTOBER 30,   OCTOBER 24,
                                                                 1999          1998
                                                              -----------   -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss..................................................    $  (789)      $(1,112)
  Depreciation and amortization.............................      1,519         1,650
  Non-cash rent expense.....................................        142           129
  Non-cash interest expense.................................        483           441
  LIFO provision............................................        300           150
  Gain on repurchase of Senior Notes........................         --          (395)
  Changes in operating assets and liabilities...............    (11,832)       (7,945)
                                                                -------       -------
NET CASH USED IN OPERATING ACTIVITIES.......................    (10,177)       (7,082)
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures......................................       (917)       (1,365)
                                                                -------       -------
NET CASH USED IN INVESTING ACTIVITIES.......................       (917)       (1,365)
CASH FLOWS USED IN FINANCING ACTIVITES:
  Proceeds from revolver borrowings.........................     20,300         2,850
  Repayments of revolver borrowings.........................    (11,500)       (1,000)
  Cash overdraft............................................      2,334         1,432
  Repurchase of Senior Notes................................         --        (5,605)
                                                                -------       -------
NET CASH FROM (USED IN) FINANCING ACTIVITES.................     11,134        (2,323)
Net increase (decrease) in cash and cash equivalents........         40       (10,770)
Cash and cash equivalents at beginning of period............        285        10,770
                                                                -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $   325       $    --
                                                                =======       =======

     See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

(1) BASIS OF PRESENTATION:

    The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of CDI Group, Inc. (the "Parent") and Subsidiary (collectively referred to as the "Company"), and the notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended July 31, 1999. The accompanying condensed consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiary, Community Distributors, Inc. (the "Subsidiary"), which is engaged in the operation of retail stores selling pharmaceuticals and general merchandise throughout New Jersey. The Parent conducts no operations separate from the Subsidiary. These interim consolidated financial statements are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position, operating results, and cash flows for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

(4) DEBT:

    In October 1998, the Company repurchased an aggregate of $6,000 principal amount of Senior Notes. On October 6, 1998, the Company repurchased an aggregate of $5,000 principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On October 13, 1998, the Company repurchased an additional $1,000 principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. As of October 30, 1999, $74,000 aggregate principal amount of Senior Notes remained outstanding. Under the relevant Senior Note agreements, in the event of a change in control, as defined, the Company may be required to repurchase all outstanding Senior Notes.

    The Company maintains a $20,000 five year revolving credit facility (the "Facility) with a bank. This Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregated approximately $34 and $2,016 at October 30, 1999 and July 31, 1999. The Facility contains certain financial

                         CDI GROUP, INC. AND SUBSIDIARY

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

(4) DEBT: (CONTINUED)

and operating covenants, such as a requirement that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures, and restrictions on the ability of the Company to incur debt, pay dividends, or take certain other corporate actions. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

    In addition to the outstanding Senior Notes issued by the Subsidiary, the Parent had outstanding long term debt, consisting of senior subordinated notes due January 31, 2005, in the amount of $20,854 and $20,369 at October 30, 1999 and July 31, 1999, respectively, which includes accrued interest.

(5) ACCOUNTS RECEIVABLE:

    On September 9, 1998, The Pharmacy Fund Receivables, Inc. ("PFR") filed for bankruptcy under Chapter 11 of the Federal bankruptcy code. In connection therewith, the Subsidiary was pursuing collection of approximately $444 of prescription receivables from managed health care plans and other third-party payer plans ("Third Party Plans") that were purchased by PFR. Subsequent to the filing for bankruptcy, the Company entered into a settlement agreement with PFR and on December 3, 1999, collected $400 from PFR in full settlement of the prescription receivables that were purchased by PFR, with $44 of the uncollected amount being written-off in October 1999. Subsequent to the bankruptcy, the Company assumed the risk associated with the collection of its Third Party Plan receivables.

(6) INVENTORY COSTING METHOD:

    Inventory at interim periods is valued on a last-in, first-out (LIFO) basis which is determined based on estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories which are taken twice a year. The results of the last physical inventory that was taken on July 31, 1999 did not have a material impact on the results of operations, financial position and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

    This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, including, but not limited to, (i) statements about possible changes in the rate of increase of pharmacy sales to participants in managed health care plans and other third-party payer plans ("Third Party Plans") as a percentage of total pharmacy sales, and its impact on profitability; (ii) the ability of Community Distributors, Inc. (the "Company") to meet its debt service obligations and to fund anticipated capital expenditures and working capital requirements in the future; (iii) the amount and sufficiency of the Company's planned expenditures to address the year 2000 dating problem; and (iv) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company and of CDI Group, Inc. (the "Holding Company") as of the date of this Quarterly Report on Form 10-Q, and the Company and the Holding Company caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Certain Risks" in the Annual Report on Form 10-K for its fiscal year ended July 31, 1999 for the Company and for the Holding Company.

RESULTS OF OPERATIONS

    Except where indicated below, the following discussion related to the operations of the Company only. The Holding Company conducts no operations separate from the Company.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 30, 1999 (THE "2000 PERIOD") WITH
  THE THREE MONTHS ENDED OCTOBER 24, 1998 (THE "1999 PERIOD").

    Net sales for the 2000 Period were $65.8 million as compared to $60.1 million for the 1999 Period, an increase of $5.7 million, or 9.5%. This increase, which includes a 3.9% increase in same-store sales, was primarily due to (i) a 3.5% increase in sales of non-pharmacy products from $42.8 million for the 1999 Period to $44.4 million for the 2000 Period, and (ii) a 23.7% increase in pharmacy sales from $17.3 million for the 1999 Period to $21.4 million for the 2000 Period, including a 30.4% increase in pharmacy sales to Third Party Plan customers from $13.5 million for the 1999 Period to $17.6 million for the 2000 Period. The Company attributes the increase in net sales of non-pharmacy products to the opening of five new store locations during the fiscal year ended July 31, 1999, to the opening of two new store locations during the 2000 Period, to the acquisition of the inventories and the customer lists of two independent pharmacies during the fiscal year ended July 31, 1999, and to the acquisition of the inventory and the customer list of an independent pharmacy during the 2000 Period, as well as to increased customer traffic in the Company's stores associated with the increase in total pharmacy sales. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 469,000 for the 2000 Period as compared to approximately 425,000 for the 1999 Period, an increase of approximately 44,000, or 10.4%. The number of prescriptions filled for Third Party Plan customers increased to approximately 385,000 for the 2000 Period, as compared to 335,000 for the 1999 Period, an increase of approximately 50,000, or 14.9%. Pharmacy sales to non-Third Party Plan customers were $3.8 million in both the 1999 and 2000 Periods, remaining constant primarily as the result of increased participation of the Company's customers in Third Party Plans, which resulted in a decrease in the volume of pharmacy products sold to non-Third Party Plan customers from approximately 90,000 in the 1999 Period to approximately 84,000 in the 2000 Period.

    Gross profit was $17.6 million for the 2000 Period, as compared to $15.7 million for the 1999 Period, an increase of $1.9 million, or 12.1%. Gross profit as a percentage of net sales was 26.7% for the 2000 Period as compared to 26.1% for the 1999 Period. This 0.6% increase in gross profit as a percentage of sales was due to an increase in the margin on pharmacy merchandise due to improved cost of pharmacy merchandise under the new purchasing agreement with Neuman Distributors, Inc., and to an increase in the margin on non-pharmacy merchandise, offset by the fact that pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, represented a higher percentage of total sales in the 2000 Period as compared to the 1999 Period.

    Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $4.6 million for the 2000 Period as compared to $3.5 million for the 1999 Period, an increase of $1.1 million, or 31.4%, which was primarily the result of the increase in sales on a same store basis, the maturing of new stores opened in the last three fiscal years, improved purchase prices from the Company's primary prescription drug wholesaler, and to the acquisition of the inventory and customer lists of five independent pharmacies during the last three fiscal years. Gross profit on sales to Third Party Plan customers was $3.2 million for the 2000 Period as compared to $2.2 million for the 1999 Period, an increase of $1.0 million, or 45.5%, which was primarily the result of the increase in sales of prescriptions to Third Party Plan customers as a percent of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $1.4 million in the 2000 Period as compared to $1.3 million in the 1999 Period, an increase of $0.1 million, or 7.7%, increasing slightly due to improved purchase prices from the Company's wholesaler and improved retail prices.

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

    Gross profit on non-pharmacy sales was $13.0 million for the 2000 Period, as compared to $12.2 million for the 2000 Period, an increase of $0.8 million, or 6.6%. Gross profit as a percentage of non-pharmacy sales was 29.3% for the 2000 Period as compared to 28.5% for the 1999 Period, an increase of 0.8%. Gross profit as a percentage of non-pharmacy sales increased due to improved retail prices on the Company's sales of seasonal merchandise, and reduced markdowns on non-pharmacy merchandise.

    Selling, general and administrative expense as a percentage of net sales was 24.2% for the 2000 Period, as compared to 23.8% for the 1999 Period, an increase of 0.4%. This increase in selling, general and administrative expenses as a percentage of net sales is primarily due to the higher cost of occupancy of the one larger warehouse and corporate office facility beginning in September 1998 as well as higher levels of selling, general and administrative expenses incurred at the Company's five new stores opened during the fiscal year ended July 31, 1999 and two new stores opened during the 2000 Period as new stores typically incur higher levels of selling, general and administrative expenses during the first three years after they are opened.

    Depreciation and amortization expense for the 2000 Period was $1.5 million as compared to $1.7 million for the 1999 Period, a decrease of $0.2 million, or 11.8%, which resulted from the one-time amortization of deferred financing costs incurred in connection with the repurchase of $6.0 million in aggregate principal amount of Senior Notes during the 1999 Period.

    Other income, net was $0.1 million for the 2000 Period as compared to $0.5 million for the 1999 Period, a decrease of $0.4 million, resulting from the one-time gain of $0.4 million related to the repurchase of $6.0 million in aggregate principal amount of Senior Notes during the 1999 Period.

    The Company's net interest expense was $2.0 million in the 2000 Period as compared to $1.9 million in the 1999 Period, an increase of $0.1 million resulting from the higher level of average outstanding balances on the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $0.5 million for both the 2000 Period and 1999 Period.

    The Company's benefit for income taxes was $1.2 million for the 2000 Period as compared to $1.0 million for the 1999 Period, an increase of $0.2 million, or 20.0%, which was primarily the result of a higher effective tax rate during the 2000 Period. The Holding Company experienced a benefit from income taxes of $0.2 million in the 2000 Period as compared to $0.1 million during the 1999 Period, an increase of $0.1 million related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the amortization of goodwill and of beneficial leaseholds that are not deductible when calculating taxable income.

    The Company's net loss for the 2000 Period was $0.5 million as compared to $0.8 million in the 1999 Period, a decrease of $0.3 million, which is primarily due to higher operating income. The Holding Company, exclusive of the Company's net loss, incurred a net loss of $0.3 million for both the 2000 Period and 1999 Period, principally as a result of the interest incurred on the subordinated debt.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 30, 1999 (THE "2000 PERIOD") WITH THE THREE MONTHS ENDED OCTOBER 24, 1998 (THE "1999 PERIOD").

    During the 2000 Period, cash used in operations was $10.2 million as compared to $7.1 million for the 1999 Period, an increased use of cash of $3.1 million. The increased use of cash in operations is primarily the result of the higher level of investment in inventory related to the significant increase in pharmacy sales, the improvement of the replenishment rate to the Company's stores from its warehouse, and the offset by one less store opening during the 2000 Period as compared to the 1999 Period. Cash used in investing activities was $0.9 million during the 2000 Period as compared to $1.4 million during the 1999 Period, a decrease of $0.5 million, which was the result of one less store opening during the 2000 Period as compared to during the 1999 Period. Cash provided by financing activities was $11.1 million during the 2000 Period as compared to cash used in financing activities of $2.3 million during the 1999 Period. Cash provided by financing activities during the 2000 Period was from net revolver borrowings of $8.8 million and by a cash overdraft of $2.3 million, while the cash used in the 1999 Period for financing activities was from net revolver borrowings of $1.8 million and by a cash overdraft of $1.4 million offset by cash used to repurchase Senior Notes in the amount of $5.6 million.

    The Company believes that, based on anticipated levels of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes when due, and to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of its fiscal years ended July 29, 2000 and July 28, 2001. The Company's ability to make scheduled payments of principal or interest on, or to refinance its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. The Company expects that substantially all of its borrowings under its credit facility will bear interest at floating rates; therefore, the Company's financial condition will be affected by any changes in prevailing rates.

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

YEAR 2000

    The information provided below constitutes "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act and is subject to the terms thereof. The following description of the Company's remediation process is meant for information purposes and not as a form of covenant, warranty, representation or guarantee of any kind. In addition, many of the Company's year 2000-related efforts are dependent upon third parties that are effectively beyond the Company's control.

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

    Beginning in 1996, the Company decided to deploy the JDA Software, Inc. Merchandise Management System ("MMS"), a packaged software solution, which it believes, based on representations from its licensor and on certain limited testing performed by the Company, to be Year 2000 Compliant. The total implementation cost of the MMS was $2.2 million, and was completed in July 1999. The $2.2 million incurred cost of the MMS has been paid for out of the Company's capital expenditures budget during fiscal year 1997, 1998, and 1999. Management believes that at the completion of the MMS implementation at the end of July 1999, the Company's business systems became Year 2000 Compliant in the areas of purchasing, inventory management, cost management, retail price management, warehouse management, sales audit, and accounts payable.

    The Company has completed the process of upgrading to the next version of its packaged software solution for payroll, human resources, general ledger, budgeting, and cost allocation applications which are used pursuant to a license from Lawson Associates, Inc. At completion of the upgrade to the next version in July 1999, the business systems used in these departments became Year 2000 Compliant. The cost for the implementation of the next version of such applications was $0.1 million, which was paid for out of the Company's operating budget.

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

    Store systems include the pharmacy operating system, the point-of-sale systems that run the cash register related point-of-sale applications, and non-pharmacy radio frequency applications for store ordering and shelf price auditing. The Company's pharmacy operating system is licensed from Renlar, Inc., which has certified that its most recent version is Year 2000 Compliant. Of its 40 stores with pharmacies, all of the Company's stores are operating with the Year 2000 Compliant version of the Renlar, Inc. system. The cost incurred to implement the most recent version of the Renlar, Inc. pharmacy system in the pharmacies in which it has been installed was $0.2 million, which was primarily related to purchasing new computer hardware to operate the Renlar, Inc. pharmacy software, and was paid for out of the Company's capital expenditures budget. Based upon ongoing testing and certifications from the software licensors, management believes that the Company's software applications with respect to cash register related point-of-sale systems are Year 2000 Compliant. However, the Company was required to upgrade the computer hardware at a majority of the Company's store locations in order to operate the Year 2000 Compliant point-of-sale software in the stores. The Company incurred a cost of $0.2 million to upgrade this hardware. In addition, the Company estimates incurring a cost of $0.1 million to upgrade the software related to its non-pharmacy radio frequency applications which will be incurred as a normal operating cost. No additional hardware purchases or modifications are anticipated to upgrade to these radio frequency applications in order for them to be Year 2000 Compliant.

    Finally, the Company has two internally developed software applications for which Year 2000 Compliance is at varying stages. First, the required modifications to the Company's advertising software were completed in July 1999, at a cost of $0.1 million, and provides the Company with Year 2000 Compliance for this software application. Second, the Company is currently in the process of making the necessary modifications to its software application for merchandise returns to vendors and expects to have it completed during December 1999 at a cost of less than $0.1 million.

    In summary, the Company estimates that a minimum of $0.2 million of future costs will be required to be incurred to achieve Year 2000 Compliance, including: $0.1 million to upgrade the software related to its non-pharmacy radio frequency applications; and $0.1 million to make the necessary modifications to the Company's internal software application for merchandise returns to vendors. These costs will be incurred as part of the Company's capital and operating expenditures budget and are expected to be completed as previously discussed.

    In addition, the Company relies upon various third parties for merchandise and services. Interruption of supplier operations, due to their lack of Year 2000 Compliance could significantly affect the Company's operations, particularly if the Company is unable to acquire merchandise for sale in its stores or is unable to obtain services needed to operate its stores. The Company has surveyed its third party suppliers of merchandise and services and is in the process of evaluating their efforts toward achieving Year 2000 Compliance and, if necessary, to define appropriate contingency plans. The Company has completed the evaluation of its third party suppliers' Year 2000 Compliance and has put the applicable contingency plans in place. These contingency plans include, among others, identification of alternate third party suppliers and accumulation of inventory to ensure that merchandise is available for sale in its stores. The evaluations of third party suppliers are a means to ensure the continued flow of merchandise and services to the Company, but cannot eliminate the potential for disruption due to lack of Year 2000 Compliance by a third party supplier.

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

CERTAIN RISKS

    The Company is subject to certain risks, including:

    "FREEDOM OF CHOICE" AND "ANY WILLING PROVIDER" LEGISLATION. In July 1994, New Jersey adopted "Freedom of Choice, legislation that required Third-Party Plans to allow their customers to purchase prescription drugs from the provider of their choice as long as the provider meets uniformly established requirements, and "Any Willing Provider" legislation that requires each Third-Party Plan that has entered into an agreement with a prescription provider to permit other prescription providers to enter into similar agreements. If this legislation were repealed, larger national drugstore chains could enter into exclusive contracts with Third-Party Plans, which could reduce the Company's sales of prescriptions and potentially non-prescription items as well. In addition, since none of the states surrounding New Jersey (other than Delaware) has enacted similar legislation, the Company may be at a disadvantage if it chooses to expand outside of New Jersey.

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

    MEDICAID AND MEDICARE. A portion of the Company's services is reimbursed by government-sponsored programs such as Medicaid and Medicare, with the remainder being reimbursed by individual patients or Third-Party Plans. If the Company were to fail to comply with reimbursement regulations, or if such reimbursement programs were modified, the Company's business could be adversely affected. The Company is also subject to laws prohibiting the submission of false or fraudulent claims and certain financial relationships between health care providers that are intended to induce the referral of patients, or the recommendations of particular items or services. Violation of these laws could result in loss of licensure, civil and criminal penalties, and exclusion from federal health care programs.

    EMPLOYMENT REGULATION. The Company is subject to employment law governing minimum wage requirements, overtime and working conditions. An increase in the minimum wage rate, employee benefit costs, or other costs associated with employees could adversely affect the Company.

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

    RESTRICTIONS ON THE COMPANY. Both the Indenture governing the Senior Notes and the Facility impose on the Company certain requirements and restrictions, such as a requirement that the Company maintain certain financial ratios and satisfy certain financial tests, limitation on capital expenditures, and restrictions on the ability of the Company to incur debt, pay dividends, or take certain other corporate actions. These limitations may restrict the Company's ability to pursue its business strategies.

    COMPETITION. The industries in which the Company operates are highly competitive.

    TRADE NAMES, SERVICE MARKS AND TRADEMARKS. The Company uses various trade names, service marks and trademarks including "Drug Fair" and "Cost Cutters" in the conduct of its business. A third party registered the service mark "Cost Cutters", but does not currently operate in the Company's market areas. If such third party commences operations in the Company's geographic market areas or licenses the use of the name to a third party, the Company could be required to stop using the name "Cost Cutters". In addition, any of the Company's other trade names, service marks or trademarks could be challenged or invalidated in the future.

    ECONOMIC CONDITIONS AND REGIONAL CONCENTRATION. All of the Company's stores are located in northern and central New Jersey. As a result, the Company is sensitive to economic, competitive, and regulatory condition in that region.

    LEASE RENEWALS ON THE COMPANY'S STORES. All of the Company's stores are leased. Although the Company has historically been successful in renewing its most important store leases when they have expired, there can be no assurance that the Company will continue to be able to do so.

    LEVERAGE. In connection with the Company's issuance of the Senior Notes, the Company incurred a significant amount of indebtedness and, as a result, the Company is highly leveraged. The Company is permitted to incur substantial additional indebtedness in the future, subject to certain limitation contained in the Indenture governing the Senior Notes.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        3.1   Certificate of Incorporation, as amended, of CDI Group, Inc.
                (the "Holding Company").*
        3.2   By-laws of the Holding Company.*
        3.3   Certificate of Incorporation, as amended, of Community
                Distributors, Inc. (the "Company").*
        3.4   Amended and Restated By-laws of the Company.*
        27.1  Financial Data Schedule of Community Distributors, Inc.
        27.2  Financial Data Schedule of CDI Group, Inc.

    (b) Reports on Form 8-K

        The Company filed no reports on Form 8-K during the three months ended October 30, 1999.

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

                                                       COMMUNITY DISTRIBUTORS, INC.

December 14, 1999                                      By:  /s/ TODD H. PLUYMERS
                                                            -----------------------------------------
                                                            Todd H. Pluymers,
                                                            Chief Financial Officer
                                                            (AUTHORIZED OFFICER AND PRINCIPAL FINANCE
                                                            AND ACCOUNTING OFFICER)

                                                       CDI GROUP, INC.

December 14, 1999                                      By:  /s/ TODD H. PLUYMERS
                                                            -----------------------------------------
                                                            Todd H. Pluymers,
                                                            Chief Financial Officer
                                                            (AUTHORIZED OFFICER AND PRINCIPAL FINANCE
                                                            AND ACCOUNTING OFFICER)