Form 10-Q
period 2000-01-29
COMMUNITY DISTRIBUTORS INC; CDI GROUP INC
filed 2000-03-14
CIK 774492, 940727

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED JANUARY 29, 2000

                                       OR

      _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Yes  X  No __

         Number of shares of Common Stock, $.01 par value per share, of Community Distributors, Inc. outstanding at March 14, 2000: 1,000 shares.

         Number of shares of Class A Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at March 14, 2000: 254,595 shares.

         Number of shares of Class B Non-Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at March 14, 2000: 187,922 shares.

                          COMMUNITY DISTRIBUTORS, INC.
                                 CDI GROUP, INC.
                                      INDEX


   ITEM                                                                                                     PAGE
  NUMBER                                                                                                   NUMBER
  ------                                                                                                   ------

PART I.           FINANCIAL INFORMATION

 Item 1.          Condensed Financial Statements.............................................                3

                  COMMUNTY DISTRIBUTORS, INC.

                  Condensed Statements of Operations (Unaudited) - For the Three
                    and Six Month Periods Ended January 29, 2000 and January 23, 1999.........               3

                  Condensed Balance Sheets (Unaudited) - As of January 29, 2000 and
                    January 23, 1999............................. ............................               4

                  Condensed Statements of Cash Flows (Unaudited) - For the Three
                    and Six Month Periods Ended January 29, 2000 and January 23, 1999.........               5

                  Notes to Condensed Financial Statements of
                    Community Distributors, Inc. .............................................               6

                  CDI GROUP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Operations (Unaudited) - For the Three
                    and Six Month Periods Ended January 29, 2000 and January 23, 1999..........              8

                  Condensed Consolidated Balance Sheets (Unaudited) - As of January 29, 2000
                    and January 23, 1999.......................................................              9

                  Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Three
                    and Six Month Periods Ended January 29, 2000 and January 23, 1999..........             10

                  Notes to Condensed Consolidated Financial Statements of
                    CDI Group, Inc. and Subsidiary.............................................             11

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                    of Operations..............................................................             13

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk...................             20

PART II. OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K.............................................             22

                  Signatures...................................................................             23

                         PART I - FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)


                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       January 29,     January 23,     January 29,     January 23,
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------
Net sales                                            $      82,041   $      75,487    $     147,814  $      135,608
Cost of sales                                               57,822          52,666          105,975          97,094
                                                     -------------   -------------    -------------  --------------
     Gross profit                                           24,219          22,821           41,839          38,514
Selling, general and administrative expenses                17,092          16,108           32,945          30,445
Administrative fees                                             62              62              125             125
Depreciation and amortization                                1,531           1,327            2,981           2,978
Other income, net                                              118              78              206             579
                                                     -------------   -------------    -------------  --------------
     Operating income                                        5,652           5,402            5,994           5,545
Interest expense, net                                        2,026           1,988            4,068           3,928
                                                     -------------   -------------    -------------  --------------
     Income before income taxes                              3,626           3,414            1,926           1,617
Provision for income taxes                                   2,609           1,844            1,384             873
                                                     -------------   -------------    -------------  --------------
     Net income                                      $       1,017   $       1,570    $         542  $          744
                                                     =============   =============    =============  ==============

See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (Amounts in thousands)


                                                                                 As of                     As of
                                                                              January 29,                July 31,
                                                                                 2000                      1999
                                                                             -----------                -----------

ASSETS:
     Cash and cash equivalents                                               $       384                $       285
     Accounts receivable                                                           5,048                      5,240
     Inventory                                                                    36,861                     35,787
     Prepaid expenses and other current assets                                       958                      1,013
                                                                             -----------                -----------
         TOTAL CURRENT ASSETS                                                     43,251                     42,325

     Property and equipment, net                                                  13,174                     12,861
     Deferred charges and other assets                                             5,285                      5,622
     Goodwill, net                                                                28,730                     29,687
                                                                             -----------                -----------
TOTAL ASSETS                                                                 $    90,440                $    90,495
                                                                             ===========                ===========

LIABILITIES:
     Revolver borrowings                                                     $         -                $     1,200
     Accounts payable                                                             14,300                     14,357
     Accrued expenses and other current liabilities                                8,765                      8,631
     Current portion of supplier advances                                          1,029                        653
                                                                             -----------                -----------
         TOTAL CURRENT LIABILITIES                                                24,094                     24,841

     Long-term debt                                                               74,000                     74,000
     Supplier advances, net of current portion                                     1,028                      1,803
     Other long-term liabilities                                                   5,503                      4,578
                                                                             -----------                -----------
TOTAL LIABILITIES                                                            $   104,625                $   105,222
                                                                             -----------                -----------

STOCKHOLDER'S DEFICIT:
     Common stock, $.01 par value, 1,000 shares authorized,
         issued and outstanding                                                        -                          -
     Additional paid-in capital                                                        -                          -
     Retained earnings                                                             3,357                      2,815
     Distribution in excess of capital                                          (17,542)                   (17,542)
                                                                             -----------                ----------
         TOTAL STOCKHOLDER'S DEFICIT                                            (14,185)                   (14,727)
                                                                             -----------                ----------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                  $    90,440                $    90,495
                                                                             ===========                ===========

See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       January 29,    January 23,      January 29,    January 23,
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income                                      $       1,017   $       1,570    $         542  $          744
     Depreciation and amortization                           1,567           1,327            3,086           2,978
     Non-cash rent expense                                     158             121              303             249
     LIFO provision                                              -             150              300             300
     Gain on repurchase of Senior Notes                          -               -                -           (395)
     Changes in operating assets and liabilities             3,375         (2,970)          (5,957)         (9,327)
                                                     -------------   -------------    -------------  --------------
NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                6,117             198          (1,726)         (5,451)

CASH FLOWS USED IN INVESTING ACTIVITIES:

     Capital expenditures                                    (983)         (1,639)          (1,900)         (3,005)
                                                     -------------   -------------    -------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                        (983)         (1,639)          (1,900)         (3,005)

CASH FLOWS FROM FINANCING ACTIVITES:
     Proceeds from revolver borrowings                       9,200           7,860           29,500           9,710
     Repayments of revolver borrowings                    (19,200)         (9,710)         (30,700)         (9,710)
     Cash overdraft                                          4,925           4,411            4,925           4,411
     Repurchase of Senior Notes                                  -               -                -         (5,605)
     Dividend paid to parent                                     -         (1,120)                -         (1,120)
                                                     -------------   -------------    -------------  --------------
NET CASH FROM (USED IN) FINANCING ACTIVITES                (5,075)           1,441            3,725         (2,314)
Net increase (decrease) in cash and cash equivalents            59               -               99        (10,770)
Cash and cash equivalents at beginning of period               325               -              285          10,770
                                                     -------------   -------------    -------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $         384   $           -    $         384  $            -
                                                     =============   =============    =============  ==============

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

(4)      DEBT:

     In October 1998, the Company repurchased an aggregate of $6,000 principal amount of Senior Notes. On October 6, 1998, the Company repurchased an aggregate of $5,000 principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On October 13, 1998, the Company repurchased an additional $1,000 principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. As of January 29, 2000, $74,000 aggregate principal amount of Senior Notes remained outstanding. Under the relevant Senior Note agreements, in the event of a change in control, as defined, the Company may be required to repurchase all outstanding Senior Notes.

     The Company maintains a $20,000 five-year revolving credit facility (the "Facility) with a bank. This Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregated approximately $2,943 and $2,016 at January 29, 2000 and July 31, 1999. The Facility contains certain financial and operating covenants, such as a requirement that the Company maintains certain financial ratios and satisfies certain financial tests, limitations on capital expenditures, and restrictions on the ability of the Company to incur debt, pay dividends, or take certain other corporate actions. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

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

(6)      INVENTORY COSTING METHOD:

     Inventory at interim periods is valued on a last-in, first-out (LIFO) basis, which is determined based on estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories that are taken twice a year. The results of the last physical inventory that was taken on January 29, 2000 did not have a material impact on the results of operations, financial position and cash flows.

                         CDI GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)


                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       January 29,    January 23,     January 29,      January 23,
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------
Net sales                                            $      82,041   $      75,487    $     147,814  $      135,608
Cost of sales                                               57,822          52,666          105,975          97,094
                                                     -------------   -------------    -------------  --------------
     Gross profit                                           24,219          22,821           41,839          38,514
Selling, general and administrative expenses                17,092          16,108           32,945          30,445
Administrative fees                                             62              62              125             125
Depreciation and amortization                                1,531           1,327            2,981           2,978
Other income, net                                              118              78              206             579
                                                     -------------   -------------    -------------  --------------
     Operating income                                        5,652           5,402            5,994           5,545
Interest expense, net                                        2,510           2,427            5,035           4,806
                                                     -------------   -------------    -------------  --------------
     Income before income taxes                              3,142           2,975              959             739
Provision for income taxes                                   2,439           1,690            1,045             566
                                                     -------------   -------------    -------------  --------------
       Net income                                    $         703   $       1,285    $        (86)  $          173
                                                     =============   =============    =============  ==============

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                 As of                     As of
                                                                              January 29,                July 31,
                                                                                 2000                      1999
                                                                             -----------                -----------
ASSETS:
     Cash and cash equivalents                                               $       384                $       285
     Accounts receivable                                                           5,078                      5,266
     Inventory                                                                    36,861                     35,787
     Prepaid expenses and other current assets                                       958                      1,013
                                                                             -----------                -----------
         TOTAL CURRENT ASSETS                                                     43,281                     42,351

     Property and equipment, net                                                  13,174                     12,861
     Deferred charges and other assets                                             5,285                      5,622
     Goodwill, net                                                                28,730                     29,687
                                                                             -----------                -----------
TOTAL ASSETS                                                                 $    90,470                $    90,521
                                                                             ===========                ===========

LIABILITIES:
     Revolver borrowings                                                     $         -                $     1,200
     Accounts payable                                                             14,300                     14,357
     Accrued expenses and other current liabilities                                8,427                      8,004
     Current portion of supplier advances                                          1,029                        653
                                                                             -----------                -----------
         TOTAL CURRENT LIABILITIES                                                23,756                     24,214

     Long-term debt                                                               74,000                     74,000
     Subordinated debt                                                            21,339                     20,369
     Supplier advances, net of current portion                                     1,028                      1,803
     Other long-term liabilities                                                   2,908                      2,629
                                                                             -----------                -----------
TOTAL LIABILITIES                                                            $   123,031                $   123,015
                                                                             -----------                -----------
COMMITMENTS AND CONTINGENCIES:

     Redeemable preferred stock, $1.00 par value, 7,862 authorized,
         issued and outstanding, redemption value $100 per share                     786                        786
     Redeemable shares of Class A voting common stock, 57,963
         shares issued and outstanding at net redemption
         value at January 29, 2000 and July 31, 1999                                 493                        493

STOCKHOLDERS' DEFICIT:
     Class A voting common stock, $.00001 par value, authorized 600,000 shares,
         254,595 issued and outstanding at
         January 29, 2000 and July 31, 1999                                            -                          -
     Class B voting common stock, $.00001 par value, authorized
         600,000 shares, 187,922 issued and outstanding at
         January 29, 2000 and July 31, 1999                                            -                          -
     Additional paid-in capital                                                        -                          -
     Retained earnings                                                               764                        831
     Distribution in excess of capital                                          (34,604)                   (34,604)
                                                                             -----------                ----------
         TOTAL STOCKHOLDERS' DEFICIT                                            (33,840)                   (33,773)
                                                                             -----------                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $    90,470                $    90,521
                                                                             ===========                ===========

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       January 29,   January 23,       January 29,    January 23,
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income                                      $         703   $       1,285    $        (86)  $          173
     Depreciation and amortization                           1,567           1,327            3,086           2,978
     Non-cash rent expense                                     158             121              303             249
     Non-cash interest expense                                 484             439              967             878
     LIFO provision                                              -             150              300             300
     Gain on repurchase of Senior Notes                          -               -                -           (395)
     Changes in operating assets and liabilities             3,205         (3,124)          (6,296)         (9,634)
                                                     -------------   -------------    -------------  --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          6,117             198          (1,726)         (5,451)

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                    (983)         (1,639)          (1,900)         (3,005)
                                                     -------------   -------------    -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                        (983)         (1,639)          (1,900)         (3,005)

CASH FLOWS USED IN FINANCING ACTIVITES:
     Proceeds from revolver borrowings                       9,200           7,860           29,500           9,710
     Repayments of revolver borrowings                    (19,200)         (9,710)         (30,700)         (9,710)
     Cash overdraft                                          4,925           4,411            4,925           4,411
     Repurchase of Senior Notes                                  -               -                -         (5,605)
     Dividend paid                                               -         (1,120)                -         (1,120)
                                                     -------------   -------------    -------------  --------------
NET CASH FROM (USED IN) FINANCING ACTIVITES                (5,075)           1,441            3,725         (2,314)
Net increase (decrease) in cash and cash equivalents            59               -               99        (10,770)
Cash and cash equivalents at beginning of period               325               -              285          10,770
                                                     -------------   -------------    -------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $         384   $           -    $         384  $            -
                                                     =============   =============    =============  ==============

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

(4)  DEBT:

     In October 1998, the Company repurchased an aggregate of $6,000 principal amount of Senior Notes. On October 6, 1998, the Company repurchased an aggregate of $5,000 principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On October 13, 1998, the Company repurchased an additional $1,000 principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. As of January 29, 2000, $74,000 aggregate principal amount of Senior Notes remained outstanding. Under the relevant Senior Note agreements, in the event of a change in control, as defined, the Company may be required to repurchase all outstanding Senior Notes.

     The Company maintains a $20,000 five-year revolving credit facility (the "Facility) with a bank. This Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregated approximately $2,943 and $2,016 at January 29, 2000 and July 31, 1999. The Facility contains certain financial and operating covenants, such as a requirement that the Company maintains certain financial ratios and satisfies certain financial tests, limitations on capital expenditures, and restrictions on the ability of the Company to incur debt, pay dividends, or take certain other corporate actions. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

     In addition to the outstanding Senior Notes issued by the Subsidiary, the Parent had outstanding long-term debt, consisting of senior subordinated notes due January 31, 2005, in the amount of $21,339 and $20,369 at January 29, 2000 and July 31, 1999, respectively, which includes accrued interest.

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

(6)  INVENTORY COSTING METHOD:

     Inventory at interim periods is valued on a last-in, first-out (LIFO) basis which is determined based on estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories which are taken twice a year. The results of the last physical inventory that was taken on January 29, 2000 did not have a material impact on the results of operations, financial position and cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

         This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including, but not limited to, (i) statements about possible changes in the rate of increase of pharmacy sales to participants in managed health care plans and other third-party payer plans ("Third Party Plans") as a percentage of total pharmacy sales, and its impact on profitability; (ii) the ability of the Community Distributors, Inc. (the "Company") to meet its debt service obligations and to fund anticipated capital expenditures and working capital requirements in the future; and (iii) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company and of CDI Group, Inc. (the "Holding Company") as of the date of this Quarterly Report on Form 10-Q, and the Company and the Holding Company caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Certain Risks" in the Annual Report on Form 10-K for its fiscal year ended July 31, 1999 for the Company and for the Holding Company.

RESULTS OF OPERATIONS

         Except where indicated below, the following discussion relates to the operations of the Company only. The Holding Company conducts no operations separate from the Company.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 29, 2000 (THE "2000 THREE-MONTH PERIOD") WITH THE THREE MONTHS ENDED JANUARY 23, 1999 (THE "1999 THREE-MONTH PERIOD").

         Net sales for the 2000 Three-Month Period were $82.0 million as compared to $75.5 million for the 1999 Three-Month Period, an increase of $6.5 million, or 8.6%. This increase, which includes a 2.1% increase in same-store sales, was primarily due to (i) a 4.1% increase in sales of non-pharmacy products from $56.2 million for the 1999 Three-Month Period to $58.5 million for the 2000 Three-Month Period, and (ii) a 21.8% increase in pharmacy sales from $19.3 million for the 1999 Three-Month Period to $23.5 million for the 2000 Three-Month Period, including a 27.5% increase in pharmacy sales to Third Party Plan customers from $15.3 million for the 1999 Three-Month Period to $19.5 million for the 2000 Three-Month Period. The Company attributes the increase in net sales of non-pharmacy products to the opening of five new store locations during the fiscal year ended July 31, 1999, to the opening of two new store locations during the 2000 Three-Month Period, to the acquisition of the inventories and the customer lists of two independent pharmacies during the fiscal year ended July 31, 1999, and to the acquisition of the inventory and the customer list of one independent pharmacy during the 2000 Three-Month Period, as well as to increased customer traffic in the Company's stores associated with the increase in total pharmacy sales. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 522,000 for the 2000 Three-Month Period as compared to approximately 473,000 for the 1999 Three-Month Period, an increase of approximately 49,000, or 10.4%. The number of prescriptions filled for Third Party Plan customers increased to approximately 434,000 for the 2000 Three-Month Period, as compared to 378,000 for the 1999 Three-Month Period, an increase of approximately 56,000, or 14.8%. Pharmacy sales to non-Third Party Plan customers were $4.0 million in both the 1999 and 2000 Three-Month Periods, remaining constant primarily as the result of increased participation of the Company's customers in Third Party Plans which resulted in a decrease in the volume of pharmacy products sold to non-Third Party Plan customers from approximately 95,000 in the 1999 Three-Month Period to approximately 88,000 in the 2000 Three-Month Period.

         Gross profit was $24.2 million for the 2000 Three-Month Period, as compared to $22.8 million for the 1999 Three-Month Period, an increase of $1.4 million, or 6.1%. Gross profit as a percentage of net sales was 29.5% for the 2000 Three-Month Period as compared to 30.2% for the 1999 Three-Month Period. This 0.7% decrease in gross profit as a percentage of sales was due to a greater percentage of total sales being generated from pharmacy sales which generate lower margins than sales of non-pharmacy merchandise and due to a lower gross profit on pharmacy sales as a percentage of pharmacy sales as a greater percentage of pharmacy sales were generated from sales to Third Party Plan customers which generate lower margins than pharmacy sales to non-Third Party Plan customers.

         Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $4.6 million for the 2000 Three-Month Period as compared to $4.3 million for the 1999 Three-Month Period, an increase of $0.3 million, or 7.0%, which was primarily the result of the increase in sales on a same store basis, the maturing of new stores opened in the last three fiscal years, improved purchase prices from the Company's primary prescription drug wholesaler, and to the acquisition of the inventory and customer lists of five independent pharmacies during the last three fiscal years. Gross profit on sales to Third Party Plan customers was $3.0 million for the 2000 Three-Month Period as compared to $2.4 million for the 1999 Three-Month Period, an increase of $0.6 million, or 25.0%, which was primarily the result of the increase in sales of prescriptions to Third Party Plan customers. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $1.6 million in the 2000 Three-Month Period as compared to $1.9 million in the 1999 Three-Month Period, a decrease of $0.3 million, or 15.8%, decreasing due to a lower prices on sales of pharmacy products to non-Third Party Plan customers.

         Although management expects that sales to Third Party Plan customers as a percentage of total pharmacy sales will continue to increase, management believes that as this rate of increase slows, margins will stabilize, resulting in pharmacy gross profit growth that more closely approximates pharmacy sales growth rates. Management believes that the rate of increase in sales to Third Party Plan customers as a percentage of total pharmacy sales will slow because the current growth rate, if continued, would reach the point at which almost all members of the population who may eligible for enrollment in Third Party Plans will be so covered. However, management believes there will always be some pharmacy customers who do not enroll in Third Party Plans. The Company is unable to estimate when this increase will slow, or stop, if at all. Because of the lower margins on prescription sales to Third Party Plan participants, management believes that the increase in Third Party Plan prescription sales as a percentage of total pharmacy sales will negatively impact profit margin as a percentage of sales, although this may be partly or wholly offset by the increases in non-pharmacy sales that may result from increased floor traffic associated with increased pharmacy sales. There can be no assurance, however, that the increase in Third Party Plan prescription sales as a percentage of total prescription sales will continue, or that any resulting decrease in overall margins will be offset.

         Gross profit on non-pharmacy sales was $19.6 million for the 2000 Three-Month Period, as compared to $18.5 million for the 1999 Three-Month Period, an increase of $1.1 million, or 5.9%. Gross profit as a percentage of non-pharmacy sales was 33.5% for the 2000 Three-Month Period as compared to 32.9% for the 1999 Three-Month Period, an increase of 0.6%. Gross profit as a percentage of non-pharmacy sales increased due to reduced markdowns on non-pharmacy merchandise.

         Selling, general and administrative expense as a percentage of net sales was 20.7% for the 2000 Three-Month Period, as compared to 21.3% for the 1999 Three-Month Period, a decrease of 0.6%. This decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to reduced costs of operating the Company's warehouse and to reduced levels of expenses from stores opened during the fiscal year ended July 31, 1999 as stores typically incur lower levels of expenses in each of the first three years of operation.

         Depreciation and amortization expense for the 2000 Three-Month Period was $1.5 million as compared to $1.3 million for the 1999 Three-Month Period, an increase of $0.2 million, or 15.4%, which resulted from the additional amortization of the value of the customer lists of independent pharmacies which were acquired during the fiscal year ended July 31, 1999 and the first six months of the fiscal year ended July 29, 2000.

         Other income, net was $0.1 million for the 2000 Three-Month Period and for the 1999 Three-Month Period, remaining unchanged during the two periods.

         The Company's net interest expense was $2.1 million in the 2000 Three-Month Period as compared to $2.0 million in the 1999 Three-Month Period, an increase of $0.1 million resulting from the higher level of average outstanding balances on the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $0.4 million for both the 2000 Three-Month Period and 1999 Three-Month Period.

         The Company's provision for income taxes was $2.6 million for the 2000 Three-Month Period as compared to $1.8 million for the 1999 Three-Month Period, an increase of $0.8 million, or 44.4%, resulting from a higher income before income taxes and higher effective tax rate in the 2000 Three-Month Period. The Holding Company experienced a benefit from income taxes of $0.1 million in the 2000 Three-Month Period as compared to $0.2 million during the 1999 Three-Month Period, a decrease of $0.1 million. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the relatively constant amortization of goodwill and of beneficial leaseholds that are not deductible when calculating taxable income, which varies from period to period.

         The Company's net income for the 2000 Three-Month Period was $1.0 million as compared to $1.5 million in the 1999 Three-Month Period, a decrease of $0.5 million, which is primarily due to increased operating income offset by increased net interest expense and an increased provision for income taxes. The Holding Company incurred a net loss of $0.3 million for the 2000 Three-Month Period as compared to a net loss of $0.2 million during the 1999 Three-Month Period, principally as a result of the interest incurred on the subordinated debt.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 29, 2000 (THE "2000 SIX-MONTH PERIOD") WITH THE SIX MONTHS ENDED JANUARY 23, 1999 (THE "1999 SIX-MONTH PERIOD").

         Net sales for the 2000 Six-Month Period were $147.8 million as compared to $135.6 million for the 1999 Six-Month Period, an increase of $12.2 million, or 9.0%. This increase, which includes a 2.9% increase in same-store sales, was primarily due to (i) a 3.9% increase in sales of non-pharmacy products from $99.0 million for the 1999 Six-Month Period to $102.9 million for the 2000 Six-Month Period, and (ii) a 22.7% increase in pharmacy sales from $36.6 million for the 1999 Six-Month Period to $44.9 million for the 2000 Six-Month Period, including a 29.3% increase in pharmacy sales to Third Party Plan customers from $28.7 million for the 1999 Six-Month Period to $37.1 million for the 2000 Six-Month Period. The Company attributes the increase in net sales of non-pharmacy products to the opening of five new store locations during the fiscal year ended July 31, 1999, to the opening of two new store locations during the 2000 Six-Month Period, to the acquisition of the inventories and the customer lists of two independent pharmacies during the fiscal year ended July 31, 1999, and to the acquisition of the inventory and the customer list of one independent pharmacy during the 2000 Six-Month Period, as well as to increased customer traffic in the Company's stores associated with the increase in total pharmacy sales. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 991,000 for the 2000 Six-Month Period as compared to approximately 898,000 for the 1999 Six-Month Period, an increase of approximately 93,000, or 10.4%. The number of prescriptions filled for Third Party Plan customers increased to approximately 819,000 for the 2000 Six-Month Period, as compared to 713,000 for the 1999 Six-Month Period, an increase of approximately 106,000, or 14.9%. Pharmacy sales to non-Third Party Plan customers were $7.8 million in the 2000 Six-Month Period as compared to $7.9 million in the 1999 Six-Month Period, a decrease of $0.1 million, or 1.3%, resulting from increased participation of the Company's customers in Third Party Plans which resulted in a decrease in the volume of pharmacy products sold to non-Third Party Plan customers from approximately 185,000 in the 1999 Six-Month Period to approximately 172,000 in the 2000 Six-Month Period.

         Gross profit was $41.8 million for the 2000 Six-Month Period, as compared to $38.5 million for the 1999 Six-Month Period, an increase of $3.3 million, or 8.6%. Gross profit as a percentage of net sales was 28.3% for the 2000 Six-Month Period as compared to 28.4% for the 1999 Six-Month Period. This 0.1% decrease in gross profit as a percentage of net sales is the result of an increase in the gross profit on non-pharmacy sales as a percentage of the Company's sales of non-pharmacy merchandise offset by a decrease in the gross profit on pharmacy sales as a percentage of pharmacy sales and due to the fact that pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, represented a higher percentage of total sales in the 2000 Six-Month Period as compared to the 1999 Six-Month Period.

         Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $9.2 million for the 2000 Six-Month Period as compared to $7.8 million for the 1999 Six-Month Period, an increase of $1.4 million, or 17.9%, which was primarily the result of the increase in sales on a same store basis, the maturing of new stores opened in the last three fiscal years and to the acquisition of the inventory and customer lists of five independent pharmacies during the last three fiscal years. Gross profit on sales to Third Party Plan customers was $6.2 million for the 2000 Six-Month Period as compared to $4.6 million for the 1999 Six-Month Period, an increase of $1.6 million, or 34.8%, which was primarily the result of the increase in sales of prescriptions to Third Party Plan customers as a percent of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $3.0 million in the 2000 Six-Month Period as compared to $3.2 million in the 1999 Six-Month Period, a decrease of $0.2 million, or 6.3%, decreasing due to the decline in sales of pharmacy merchandise to non-Third Party Plan customers.

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

         Gross profit on non-pharmacy sales was $32.6 million for the 2000 Six-Month Period, as compared to $30.7 million for the 1999 Six-Month Period, an increase of $1.9 million, or 6.2%. Gross profit as a percentage of non-pharmacy sales was 31.7% for the 2000 Six-Month Period as compared to 31.0% for the 1999 Six-Month Period, an increase of 0.7%. Gross profit as a percentage of non-pharmacy sales increased due to reduced markdowns on non-pharmacy merchandise.

         Selling, general and administrative expense as a percentage of net sales was 22.3% for the 2000 Six-Month Period, as compared to 22.4% for the 1999 Six-Month Period, a decrease of 0.1%. This decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to reduced costs of operating the Company's warehouse and to reduced levels of expenses from stores opened during the fiscal year ended July 31, 1999 as stores typically incur lower levels of expenses in each of the first three years of operation.

         Depreciation and amortization expense for the 2000 Six-Month Period and the 1999 Six-Month Period was $3.0 million, remaining unchanged due to an increase in the amortization of acquired independent pharmacy customer lists and to an increase in depreciation due to the increased amount of capital expenditures during the fiscal year ended July 31, 1999 and during the 2000 Six-Month Period, offset by a reduction in the amount of amortization of beneficial leaseholds.

         Other income, net was $0.2 million for the 2000 Six-Month Period as compared to $0.6 million for the 1999 Six-Month Period, a decrease of $0.4 million, resulting from the one-time gain of $0.4 million related to the repurchase of aggregate $6.0 million of Senior Notes during the first quarter of the 1999 fiscal year.

         The Company's net interest expense was $5.0 million in the 2000 Six-Month Period as compared to $4.8 million in the 1999 Six-Month Period, an increase of $0.2 million resulting from the higher level of average outstanding balances on the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $0.9 million for both the 2000 Six-Month Period and 1999 Six-Month Period.

         The Company's provision for income taxes was $1.3 million for the 2000 Six-Month Period as compared to $0.9 million for the 1999 Six-Month Period, an increase of $0.4 million, or 44.4%, resulting from a higher income before income taxes and higher effective tax rate in the 2000 Three-Month Period. The Holding Company experienced a benefit from income taxes of $0.3 million in the 2000 Six-Month Period and in the 1999 Six-Month Period, related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the relatively constant amortization of goodwill and of beneficial leaseholds that are not deductible when calculating taxable income, which varies from period to period.

         The Company's net income for the 2000 Six-Month Period was $0.5 million as compared to $0.7 million in the 1999 Six-Month Period, a decrease of $0.2 million, which is primarily due to increased operating income offset by increased net interest expense and an increased provision for income taxes. The Holding Company incurred a net loss of $0.6 million for the 2000 Six-Month Period as compared to $0.5 million for the 1999 Six-Month Period, principally as a result of the interest incurred on the subordinated debt.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF THE THREE MONTHS ENDED JANUARY 29, 2000 (THE "2000 THREE-MONTH PERIOD") WITH THE THREE MONTHS ENDED JANUARY 23, 1999 (THE "1999 THREE-MONTH PERIOD").

         During the 2000 Three-Month Period, cash from operations was $6.1 million as compared to $0.2 million for the 1999 Three-Month Period, an increase in cash from operations of $5.9 million. The increased cash from operations is primarily the result of a reduction in the Company's inventory during the 2000 Three-Month Period. Cash used in investing activities was $0.9 million during the 2000 Three-Month Period as compared to $1.6 million during the 1999 Three-Month Period, a decrease of $0.7 million, which was the result of no store openings during the 2000 Three-Month Period as compared to one store opening during the 1999 Three-Month Period. Cash used in financing activities was $5.1 million during the 2000 Three-Month Period as compared to cash from financing activities of $1.4 million during the 1999 Three-Month Period. Cash used in financing activities during the 2000 Three-Month Period was from net revolver repayments of $10.0 million offset by a cash overdraft of $4.9 million while the cash from financing activities in the 1999 Three-Month Period was from net revolver repayments of $1.9 million offset by a cash overdraft of $4.4 million.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 29, 2000 (THE "2000 SIX-MONTH PERIOD") WITH THE SIX MONTHS ENDED JANUARY 23, 1999 (THE "1999 SIX-MONTH PERIOD").

         During the 2000 Six-Month Period, cash used in operations was $1.7 million as compared to $5.5 million for the 1999 Six-Month Period, a decreased use of cash of $3.8 million. The decreased use of cash in operations is primarily the result of a reduction of the Company's inventory during the 2000 Six-Month Period. Cash used in investing activities was $1.9 million during the 2000 Six-Month Period as compared to $3.0 million during the 1999 Six-Month Period, a decrease of $1.1 million, which was the result of one less store opening during the 2000 Six-Month Period as compared to during the 1999 Six-Month Period. Cash provided by financing activities was $3.7 million during the 2000 Six-Month Period as compared to cash used in financing activities of $2.3 million during the 1999 Six-Month Period. Cash provided by financing activities during the 2000 Six-Month Period was from net revolver repayments of $1.2 million offset by a cash overdraft of $4.9 million while the cash used in the 1999 Six-Month Period for financing activities was a cash overdraft of $4.4 million offset by cash used to repurchase Senior Notes in the amount of $5.6 million and the payment of a dividend to the common shareholders of the Holding Company in the amount of $1.1 million.

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

YEAR 2000

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. To the extent that a business system does not fail or make miscalculations as a result of the Year 2000 date change, such a system is described as being

"Year 2000 Compliant." The Company has been aware of the possible impact of Year 2000 issues on its operations for some time and has focused on making its business systems Year 2000 Compliant since that time.

         In anticipation of the Company's continued growth and need for additional functionality, the Company acquired packaged software solutions as compared to the internal development of software solutions. As a result, a majority of the Company's Year 2000 Compliance issues were resolved by deploying the most recently available versions of the packaged software solutions.

         Beginning in 1996, the Company deployed the JDA Software, Inc. Merchandise Management System ("MMS"), a packaged software solution that is Year 2000 Compliant. The total implementation cost of the MMS was $2.2 million, and was completed in July 1999. The $2.2 million incurred cost of the MMS has been paid for out of the Company's capital expenditures budget during fiscal year 1997, 1998, and 1999. As a result of this implementation, the Company's business systems became Year 2000 Compliant in the areas of purchasing, inventory management, cost management, retail price management, warehouse management, sales audit, and accounts payable, and did not experience any Year 2000 related issues in these departments through March 14, 2000.

         The Company completed the process of upgrading to the most recent version of its packaged software solution in July 1999 for payroll, human resources, general ledger, budgeting, and cost allocation application which are used pursuant to a license from Lawson Associates, Inc. At completion of the upgrade, the business systems used in these departments became Year 2000 Compliant. The cost for the upgrade to the new version of the Lawson Associates, Inc. software package was $0.1 million, which was paid for out of the Company's operating budget during fiscal 1999. The Company did not experience any Year 2000 related issues in these departments through March 14, 2000.

         The Company manages its property, plant and equipment expenditures with a packaged software solution provided by Para Research. The Company implemented the most recent version of this application software, and based upon testing, the Company did not experience any Year 2000 related issues in this area. No additional cost was incurred related to the upgrade to the most recent version of this application.

         Store systems include the pharmacy operating system, the point-of-sale systems that run the cash register related point-of-sale applications, and non-pharmacy radio frequency applications for store ordering and shelf price auditing. All of the Company's pharmacies are operating with the Year 2000 Compliant version of a pharmacy operating system from Renlar, Inc. The cost incurred to implement the most recent version of the Renlar, Inc. pharmacy system in the pharmacies was $0.2 million, was primarily related to purchasing new computer hardware to operate the Renlar, Inc. pharmacy software, and was paid for out of the Company's capital expenditures budget. In regard to the cash register related point-of-sale systems, the Company was required to upgrade the computer hardware at a majority of the Company's store locations in order to operate the Year 2000 Compliant point-of-sale software in the stores, at a total cost of $0.2 million. Finally, no additional hardware purchases or modifications were required related to ensuring Year 2000 Compliance for the Company's in-store radio frequency applications. Through March 14, 2000, the Company did not incur any Year 2000 related issues regarding any of its in-store applications.

         Finally, the Company evaluated the remaining internally developed software applications for Year 2000 Compliance and completed the required modifications to those solutions in December 1999. These internally developed software applications provide functionality in the areas of inventory returns to vendors and advertising. The cost of making the required modifications to these programs was less than $0.1 million and was incurred as a normal cost of operations. Through March 14, 2000, the Company did not incur any Year 2000 related issues regarding its internally developed software applications.

         In addition, the Company continues to rely upon various third parties for merchandise and services. Interruption of supplier operations, due to their lack of Year 2000 Compliance could have significantly affected the Company's operations, particularly if the Company was unable to acquire merchandise for sale in its stores or was unable to obtain services needed to operate its stores. The Company surveyed its third party suppliers of merchandise and services and evaluated their efforts toward achieving Year 2000 Compliance and, when necessary, defined appropriate contingency plans. These contingency plans included identification of alternate third party suppliers and minimal accumulations of inventory to assure merchandise was available for sale in its stores. The cost to implement these contingency plans were minimal. Through March 14, 2000, the Company has not experienced any disruptions from its third party suppliers, but can give no assurances that failure of third party suppliers to address Year 2000 Compliance will not have an adverse impact on the Company's operations in the future.

         The Company's evaluation of Year 2000 Compliance, both of its internal systems and of its suppliers, is an ongoing process. Due to the uncertainty of ongoing Year 2000 Compliance by the Company's third party suppliers, which is beyond the Company's control, the potential effect on financial results and the condition of the Company cannot be measured.

OTHER MATTERS

         On January 26, 2000, the Company cancelled its wholesale supply agreement for pharmaceuticals with Neuman Distributors, Inc. ("Neuman") and is in the process of negotiating a new wholesale supply agreement with various other distributors. The potential effect on the financial results and on the condition of the Company as a result of the cancellation of the wholesale supply agreement with Neuman cannot be measured at this time. Also, the Company may be negatively impacted by a higher cost of merchandise should it not be able to finalize a new wholesale supply agreement or if the terms of a new wholesale supply agreement are not equal to the terms of the cancelled Neuman wholesale supply agreement.

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

         COMPETITION. The industry in which the Company operates is highly competitive.

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

         CONTROLLING STOCKHOLDERS. The Holding Company owns all of the outstanding capital stock of the Company. The existing stockholders of the Holding Company, which include the Company's President and Chief Executive Officer, certain entities affiliated with the other directors of the Company, and other officer and employees of the Company, own all of the outstanding common stock of the Holding Company. These stockholders have the power to appoint new management and approve any action requiring the approval of the Company's stockholders, including adopting amendments to the Company's charter and approving mergers or sales of substantially all of the Company's assets.

         DEPENDENCE ON KEY PERSONNEL. The success of the Company depends upon the efforts, abilities and expertise of its executive officer and other key employees, including its Chief Executive Officer and President. The loss of the services of any key employees could have a material adverse effect on the Company's financial condition and results of operations.

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

                          PART II - - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits
                  3.1      Certificate of Incorporation, as amended, of CDI
                           Group, Inc. (the "Holding Company").* 3.2 By-Laws of the Holding Company.* 3.3 Certificate of
                           Incorporation, as amended, of Community Distributors
                           Inc. (the "Company").*
                  3.4      Amended and Restated By-Laws of the Company.*
                  27.1     Financial Data Schedule of Community Distributors,
                           Inc.
                  27.2     Financial Data Schedule of CDI Group, Inc.

         (b)      No Reports on Form 8-K

                  Neither the Company nor the Holding Company filed any reports on Form 8-K during the three-months ended January 29, 2000.

-------------
* Incorporated by reference to the exhibits to the Registrants' Registration Statement No. 333-41281, on Form S-4, filed by the Registrants with respect to $80,000,000 aggregate principal amount of the Company's 10 1/4% Senior Notes due 2004, Series B.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                            COMMUNITY DISTRIBUTORS, INC.

March 14, 2000              By:  /s/ Todd H. Pluymers
                                 ---------------------------------------
                                     Todd H. Pluymers,
                                     Chief Financial Officer
                                     (AUTHORIZED OFFICER AND PRINCIPAL
                                     FINANCE AND ACCOUNTING OFFICER)

                            CDI GROUP, INC.

March 14, 2000              By:  /s/ Todd H. Pluymers
                                 ---------------------------------------
                                     Todd H. Pluymers,
                                     Chief Financial Officer
                                     (AUTHORIZED OFFICER AND PRINCIPAL
                                     FINANCE AND ACCOUNTING OFFICER)