Form 10-Q
period 2000-04-29
COMMUNITY DISTRIBUTORS INC
filed 2000-06-09
CIK 774492

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    _X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                 ACT OF 1934 FOR THE PERIOD ENDED APRIL 29, 2000

                                       OR

    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 date. Yes X No __

         Number of shares of Common Stock, $.01 par value per share, of Community Distributors, Inc. outstanding at June 9, 2000: 1,000 shares.

         Number of shares of Class A Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at June 9, 2000: 254,595 shares.

         Number of shares of Class B Non-Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at June 9, 2000: 187,922 shares.

                          COMMUNITY DISTRIBUTORS, INC.
                                 CDI GROUP, INC.
                                      INDEX

   ITEM                                                                                                     PAGE
  NUMBER                                                                                                   NUMBER
---------                                                                                                 ---------
PART I.           FINANCIAL INFORMATION

     Item 1.      Condensed Financial Statements............................................................   3

                  COMMUNITY DISTRIBUTORS, INC.

                  Condensed Statements of Operations (Unaudited) - For the Three
                    and Nine Month Periods Ended April 29, 2000 and April 24, 1999..........................   3

                  Condensed Balance Sheets (Unaudited) - As of April 29, 2000 and
                    April 24, 1999............................. ............................................   4

                  Condensed Statements of Cash Flows (Unaudited) - For the Three
                    and Nine Month Periods Ended April 29, 2000 and April 24, 1999..........................   5

                  Notes to Condensed Financial Statements of
                    Community Distributors, Inc. ...........................................................   6

                  CDI GROUP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Operations (Unaudited) - For the Three
                    and Nine Month Periods Ended April 29, 2000 and April 24, 1999..........................   8

                  Condensed Consolidated Balance Sheets (Unaudited) - As of April 29, 2000
                    and April 24, 1999......................................................................   9

                  Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Three
                    and Nine Month Periods Ended April 29, 2000 and April 24, 1999..........................  10

                  Notes to Condensed Consolidated Financial Statements of
                    CDI Group, Inc. and Subsidiary..........................................................  11

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                    of Operations...........................................................................  13

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk................................  20

PART II. OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K..........................................................  22

                  Signatures................................................................................  23

                         PART I - FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          ------------------                -----------------
                                                        April 29,      April 24,         April 29,      April 24,
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------
Net sales                                            $      68,678   $      64,650    $     216,492  $      200,258
Cost of sales                                               50,960          47,042          156,935         144,136
                                                     -------------   -------------    -------------  --------------
     Gross profit                                           17,718          17,608           59,557          56,122
Selling, general and administrative expenses                16,051          15,553           48,996          45,998
Administrative fees                                             63              63              188             188
Depreciation and amortization                                1,447           1,393            4,428           4,373
Other income, net                                              105             124              311             704
                                                     -------------   -------------    -------------  --------------
     Operating income                                          262             723            6,256           6,267
Interest expense, net                                        2,059           2,046            6,127           5,974
                                                     -------------   -------------    -------------  --------------
     Income (loss) before income taxes                     (1,797)         (1,323)              129             293
Provision (benefit) for income taxes                       (1,291)           (714)               93             158
                                                     -------------   -------------    -------------  --------------
     Net income (loss)                               $       (506)   $       (609)    $          36  $          135
                                                     =============   =============    =============  ==============


See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                                                 As of                     As of
                                                                               April 29,                 July 31,
                                                                                 2000                      1999
                                                                             -----------                -----------
ASSETS:
     Cash and cash equivalents                                               $       440                $       285
     Accounts receivable                                                           5,835                      5,240
     Inventory                                                                    43,733                     35,787
     Prepaid expenses and other current assets                                     2,308                      1,013
                                                                             -----------                -----------
         TOTAL CURRENT ASSETS                                                     52,316                     42,325

     Property and equipment, net                                                  13,364                     12,861
     Deferred charges and other assets                                             5,148                      5,622
     Goodwill, net                                                                28,251                     29,687
                                                                             -----------                -----------
TOTAL ASSETS                                                                 $    99,079                $    90,495
                                                                             ===========                ===========

LIABILITIES:
     Revolver borrowings                                                     $    10,400                $     1,200
     Accounts payable                                                             14,076                     14,357
     Accrued expenses and other current liabilities                                5,771                      8,631
     Current portion of supplier advances                                          1,029                        653
                                                                             -----------                -----------
         TOTAL CURRENT LIABILITIES                                                31,276                     24,841

     Long-term debt                                                               74,000                     74,000
     Supplier advances, net of current portion                                     2,857                      1,803
     Other long-term liabilities                                                   5,637                      4,578
                                                                             -----------                -----------
TOTAL LIABILITIES                                                            $   113,770                $   105,222
                                                                             -----------                -----------

STOCKHOLDER'S DEFICIT:
     Common stock, $.01 par value, 1,000 shares authorized,
         issued and outstanding                                                        -                          -
     Additional paid-in capital                                                        -                          -
     Retained earnings                                                             2,851                      2,815
     Distribution in excess of capital                                          (17,542)                   (17,542)
                                                                             -----------                ----------

         TOTAL STOCKHOLDER'S DEFICIT                                            (14,691)                   (14,727)
                                                                             -----------                ----------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                  $    99,079                $    90,495
                                                                             ===========                ===========



See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        April 29,      April 24,         April 29,      April 24,
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income (loss)                               $        (506)   $       (609)   $          36  $          135
     Depreciation and amortization                           1,461           1,393            4,467           4,373
     Non-cash rent expense                                     157             172              460             421
     LIFO provision                                            300             150              600             450
     Gain on repurchase of Senior Notes                          -               -                -            (395)
     Changes in operating assets and liabilities           (14,122)        (13,335)         (15,074)        (18,168)
                                                     -------------   -------------    -------------  --------------
NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                              (12,710)        (12,229)          (9,511)        (13,184)

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                     (984)           (395)          (2,884)         (3,485)
                                                     -------------   -------------    -------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                         (984)           (395)          (2,884)         (3,485)

CASH FLOWS FROM FINANCING ACTIVITES:
     Proceeds from revolver borrowings                      24,600          24,250           54,100          33,960
     Repayments of revolver borrowings                     (14,200)        (13,150)         (44,900)        (22,860)
     Cash overdraft                                          3,350           1,524            3,350           1,524
     Repurchase of Senior Notes                                  -               -                -          (5,605)
     Dividend paid to parent                                     -               -                -          (1,120)
                                                     -------------   -------------    -------------  --------------
NET CASH FROM FINANCING ACTIVITES                           13,750          12,624           12,550           5,899

Net increase (decrease) in cash and cash equivalents            56               -              155         (10,770)
Cash and cash equivalents at beginning of period               384               -              285          10,770
                                                     -------------   -------------    -------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $         440   $           -    $         440  $            -
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

(4)      DEBT:

     In October 1998, the Company repurchased an aggregate of $6,000 principal amount of 10 1/4% Senior Notes due 2004 (the "Senior Notes"). On October 6, 1998, the Company repurchased an aggregate of $5,000 principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On October 13, 1998, the Company repurchased an additional $1,000 principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. As of April 29, 2000, $74,000 aggregate principal amount of Senior Notes remained outstanding. Under the relevant Senior Note agreements, in the event of a change in control, as defined, the Company may be required to repurchase all outstanding Senior Notes.

     The Company maintains a $20,000 five-year revolving credit facility (the "Facility") with a bank. This Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregated approximately $395 and $2,016 at April 29, 2000 and July 31, 1999. The Facility contains certain financial and operating covenants, such as a requirement that the Company maintains certain financial ratios and satisfies certain financial tests, limitations on capital expenditures, and restrictions on the ability of the Company to incur debt, pay dividends, or take certain other corporate actions. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

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

                         CDI GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          ------------------                -----------------
                                                        April 29,      April 24,         April 29,      April 24,
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------
Net sales                                            $      68,678   $      64,650    $     216,492  $      200,258
Cost of sales                                               50,960          47,042          156,935         144,136
                                                     -------------   -------------    -------------  --------------
     Gross profit                                           17,718          17,608           59,557          56,122
Selling, general and administrative expenses                16,051          15,553           48,996          45,998
Administrative fees                                             63              63              188             188
Depreciation and amortization                                1,447           1,393            4,428           4,373
Other income, net                                              105             124              311             704
                                                     -------------   -------------    -------------  --------------
     Operating income                                          262             723            6,256           6,267
Interest expense, net                                        2,590           2,529            7,625           7,336
                                                     -------------   -------------    -------------  --------------
     Income (loss) before income taxes                      (2,328)         (1,806)          (1,369)         (1,069)
Provision (benefit) for income taxes                        (1,476)           (883)            (431)           (319)
                                                     -------------   -------------    -------------  --------------
       Net income (loss)                             $        (852)   $       (923)    $       (938)  $        (750)
                                                     =============   =============    =============  ==============

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                 As of                     As of
                                                                               April 29,                 July 31,
                                                                                 2000                      1999
                                                                             -----------                -----------
ASSETS:
     Cash and cash equivalents                                               $       440                $       285
     Accounts receivable                                                           5,866                      5,266
     Inventory                                                                    43,733                     35,787
     Prepaid expenses and other current assets                                     2,308                      1,013
                                                                             -----------                -----------
         TOTAL CURRENT ASSETS                                                     52,347                     42,351

     Property and equipment, net                                                  13,364                     12,861
     Deferred charges and other assets                                             5,148                      5,622
     Goodwill, net                                                                28,251                     29,687
                                                                             -----------                -----------
TOTAL ASSETS                                                                 $    99,110                $    90,521
                                                                             ===========                ===========

LIABILITIES:
     Revolver borrowings                                                     $    10,400                $     1,200
     Accounts payable                                                             14,076                     14,357
     Accrued expenses and other current liabilities                                5,247                      8,004
     Current portion of supplier advances                                          1,029                        653
                                                                             -----------                -----------
         TOTAL CURRENT LIABILITIES                                                30,752                     24,214

     Long-term debt                                                               74,000                     74,000
     Subordinated debt                                                            21,873                     20,369
     Supplier advances, net of current portion                                     2,857                      1,803
     Other long-term liabilities                                                   3,060                      2,629
                                                                             -----------                -----------
TOTAL LIABILITIES                                                            $   132,542                $   123,015
                                                                             -----------                -----------

COMMITMENTS AND CONTINGENCIES:
     Redeemable preferred stock, $1.00 par value, 7,862 authorized,
         issued and outstanding, redemption value $100 per share                     786                        786
Redeemable shares of Class A voting common stock, 57,963
         shares issued and outstanding at net redemption
         value at April 29, 2000 and July 31, 1999                                   493                        493

STOCKHOLDERS' DEFICIT:
     Class A voting common stock, $.00001 par value, authorized 600,000 shares,
         254,595 issued and outstanding at
         April 29, 2000 and July 31, 1999                                              -                          -
     Class B voting common stock, $.00001 par value, authorized
         600,000 shares, 187,922 issued and outstanding at
         April 29, 2000 and July 31, 1999                                              -                          -
     Additional paid-in capital                                                        -                          -
     Retained earnings (deficit)                                                   (107)                        831
     Distribution in excess of capital                                           (34,604)                   (34,604)
                                                                             -----------                ----------
         TOTAL STOCKHOLDERS' DEFICIT                                             (34,711)                   (33,773)
                                                                             -----------                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $    99,110                $    90,521
                                                                             ===========                ===========

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          ------------------                -----------------
                                                        April 29,      April 24,         April 29,      April 24,
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income (loss)                               $        (852)  $        (923)   $        (938) $         (750)
     Depreciation and amortization                           1,461           1,393            4,467           4,373
     Non-cash rent expense                                     157             172              460             421
     Non-cash interest expense                                 531             483            1,498           1,362
     LIFO provision                                            300             150              600             450
     Gain on repurchase of Senior Notes                          -               -                -            (395)
     Changes in operating assets and liabilities           (14,307)        (13,504)         (15,598)        (18,645)
NET CASH USED IN OPERATING
                                                     -------------   -------------    -------------  --------------
     ACTIVITIES                                            (12,710)        (12,229)          (9,511)        (13,184)

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                     (984)           (395)          (2,884)         (3,485)
                                                     -------------   -------------    -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                         (984)           (395)          (2,884)         (3,485)

CASH FLOWS USED IN FINANCING ACTIVITES:
     Proceeds from revolver borrowings                      24,600          24,250           54,100          33,960
     Repayments of revolver borrowings                     (14,200)        (13,150)         (44,900)        (22,860)
     Cash overdraft                                          3,350           1,524            3,350           1,524
     Repurchase of Senior Notes                                  -               -                -         (5,605)
     Dividend paid                                               -               -                -         (1,120)
                                                     -------------   -------------    -------------  --------------
NET CASH FROM (USED IN) FINANCING ACTIVITES                 13,750          12,624           12,550         (5,899)

Net increase (decrease) in cash and cash equivalents            56               -              155        (10,770)
Cash and cash equivalents at beginning of period               384               -              285          10,770
                                                     -------------   -------------    -------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $         440   $           -    $         440  $            -
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

(4)      DEBT:

     In October 1998, the Company repurchased an aggregate of $6,000 principal amount of 10 1/4% Senior Notes due 2004 (the "Senior Notes"). On October 6, 1998, the Company repurchased an aggregate of $5,000 principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On October 13, 1998, the Company repurchased an additional $1,000 principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. As of April 29, 2000, $74,000 aggregate principal amount of Senior Notes remained outstanding. Under the relevant Senior Note agreements, in the event of a change in control, as defined, the Company may be required to repurchase all outstanding Senior Notes.

     The Company maintains a $20,000 five-year revolving credit facility (the "Facility") with a bank. This Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregated approximately $395 and $2,016 at April 29, 2000 and July 31, 1999. The Facility contains certain financial and operating covenants, such as a requirement that the Company maintains certain financial ratios and satisfies certain financial tests, limitations on capital expenditures, and restrictions on the ability of the Company to incur debt, pay dividends, or take certain other corporate actions. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


     In addition to the outstanding Senior Notes issued by the Subsidiary, the Parent had outstanding long-term debt, consisting of senior subordinated notes due January 31, 2005, in the amount of $21,873 and $20,369 at April 29, 2000 and July 31, 1999, respectively, which includes accrued interest.

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

COMPARISON OF THE THREE MONTHS ENDED APRIL 29, 2000 (THE "2000 THREE-MONTH PERIOD") WITH THE THREE MONTHS ENDED APRIL 24, 1999 (THE "1999 THREE-MONTH PERIOD").

         Net sales for the 2000 Three-Month Period were $68.7 million as compared to $64.7 million for the 1999 Three-Month Period, an increase of $4.0 million, or 6.2%. This increase, which includes a 1.2% increase in same-store sales, was primarily due to (i) a 1.4% increase in sales of non-pharmacy products from $44.1 million for the 1999 Three-Month Period to $44.7 million for the 2000 Three-Month Period, and (ii) a 16.5% increase in pharmacy sales from $20.6 million for the 1999 Three-Month Period to $24.0 million for the 2000 Three-Month Period, including a 23.5% increase in pharmacy sales to Third Party Plan customers from $16.6 million for the 1999 Three-Month Period to $20.5 million for the 2000 Three-Month Period. The Company attributes the increase in net sales of non-pharmacy products to the opening of five new store locations during the fiscal year ended July 31, 1999, which included the effects of the acquisition of the inventories and the customer lists of two independent pharmacies, and to the opening of three new store locations during the nine-months ended April 29, 2000, which included the effects of the acquisition of the inventories and the customer lists of two independent pharmacies, as well as to increased customer traffic in the Company's stores associated with the increase in total pharmacy sales. The increase in pharmacy sales is a function of the number of prescriptions filled as well as a rise in the cost of pharmacy product to the Company, which is then passed on to the customer. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 515,000 for the 2000 Three-Month Period as compared to approximately 486,000 for the 1999 Three-Month Period, an increase of approximately 29,000, or 6.0%. The number of prescriptions filled for Third Party Plan customers increased to approximately 437,000 for the 2000 Three-Month Period, as compared to 394,000 for the 1999 Three-Month Period, an increase of approximately 43,000, or 10.9%. Pharmacy sales to non-Third Party Plan customers were $3.5 million in the 2000 Three-Month Periods as compared to $4.0 million in the 1999 Three-Month Period, a decrease of $0.5 million, primarily as the result of increased participation of the Company's customers in Third Party Plans, which resulted in a decrease in the volume of pharmacy products sold to non-Third Party Plan customers from approximately 92,000 in the 1999 Three-Month Period to approximately 78,000 in the 2000 Three-Month Period.

         Gross profit was $17.7 million for the 2000 Three-Month Period, as compared to $17.6 million for the 1999 Three-Month Period, an increase of $0.1 million, or 0.6%. Gross profit as a percentage of net sales was 25.8% for the

2000 Three-Month Period as compared to 27.2% for the 1999 Three-Month Period. This 1.4% decrease in gross profit as a percentage of sales was due to a greater percentage of total sales being generated from pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, due to a lower gross profit on pharmacy sales as a percentage of pharmacy sales because a greater percentage of pharmacy sales were generated from sales to Third Party Plan customers which generate lower margins than pharmacy sales to non-Third Party Plan customers, and due to a lower volume of Lawn & Garden and Spring & Summer seasonal merchandise resulting from cooler and wetter weather during the 2000 Three-Month Period as compared to the 1999 Three-Month Period.

         Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $5.1 million for the 2000 Three-Month Period as compared to $4.3 million for the 1999 Three-Month Period, an increase of $0.8 million, or 18.6%, which was primarily the result of the increase in sales on a same store basis, the maturing of new stores opened in the last three fiscal years, and to the acquisition of the inventory and customer lists of six independent pharmacies during the last three fiscal years. Gross profit on sales to Third Party Plan customers was $3.8 million for the 2000 Three-Month Period as compared to $2.9 million for the 1999 Three-Month Period, an increase of $0.9 million, or 31.0%, which was primarily the result of the increase in sales of prescriptions to Third Party Plan customers. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $1.3 million in the 2000 Three-Month Period as compared to $1.4 million in the 1999 Three-Month Period, a decrease of $0.1 million, or 7.1%. This decrease was due to a lower volume of sales of pharmacy products to non-Third Party Plan customers.

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

         Gross profit on non-pharmacy sales was $12.6 million for the 2000 Three-Month Period, as compared to $13.3 million for the 1999 Three-Month Period, a decrease of $0.7 million, or 5.3%. Gross profit as a percentage of non-pharmacy sales was 28.2% for the 2000 Three-Month Period as compared to 30.2% for the 1999 Three-Month Period, a decrease of 2.0%. Gross profit as a percentage of non-pharmacy sales decreased due to a lower volume of Lawn & Garden and Spring & Summer seasonal merchandise resulting from cooler and wetter weather during the 2000 Three-Month Period as compared to the 1999 Three-Month Period.

         Selling, general and administrative expense as a percentage of net sales was 23.4% for the 2000 Three-Month Period, as compared to 24.1% for the 1999 Three-Month Period, a decrease of 0.7%. This decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to reduced costs of operating the Company's warehouse and to reduced levels of expenses from stores opened during the fiscal year ended July 31, 1999 as stores typically incur lower levels of expenses in each of the first three years of operation.

         Depreciation and amortization expense was $1.4 million for the 2000 Three-Month Period and 1999 Three-Month Period, remaining unchanged during the two periods.

         Other income, net was $0.1 million for the 2000 Three-Month Period and for the 1999 Three-Month Period, remaining unchanged during the two periods.

         The Company's net interest expense was $2.1 million in the 2000 Three-Month Period as compared to $2.0 million in the 1999 Three-Month Period, an increase of $0.1 million resulting from the higher level of average outstanding balances on the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $0.5 million for both the 2000 Three-Month Period and 1999 Three-Month Period.

         The Company's benefit from income taxes was $1.3 million for the 2000 Three-Month Period as compared to $0.7 million for the 1999 Three-Month Period, a decrease of $0.6 million, resulting from a greater loss before income taxes offset by a higher effective tax rate in the 2000 Three-Month Period. The Holding Company experienced a benefit from income taxes of $0.2 million in the 2000 Three-Month Period and 1999 Three-Month Period. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the relatively constant amortization of goodwill and of beneficial leaseholds that are not deductible when calculating taxable income, which varies from period to period.

         The Company's net loss for the 2000 Three-Month Period was $0.5 million as compared to $0.6 million in the 1999 Three-Month Period, a decrease of $0.1 million, which is primarily due to a decreased operating income offset by an increased benefit from income taxes. The Holding Company incurred a net loss of $0.4 million for the 2000 Three-Month Period as compared to a net loss of $0.3 million during the 1999 Three-Month Period, an increased loss of $0.1 million, principally as a result of the interest incurred on the subordinated debt.

COMPARISON OF THE NINE MONTHS ENDED APRIL 29, 2000 (THE "2000 NINE-MONTH PERIOD") WITH THE NINE MONTHS ENDED APRIL 24, 1999 (THE "1999 NINE-MONTH PERIOD").

         Net sales for the 2000 Nine-Month Period were $216.5 million as compared to $200.3 million for the 1999 Nine-Month Period, an increase of $16.2 million, or 8.1%. This increase, which includes a 2.4% increase in same-store sales, was primarily due to (i) a 3.1% increase in sales of non-pharmacy products from $143.1 million for the 1999 Nine-Month Period to $147.5 million for the 2000 Nine-Month Period, and (ii) a 20.6% increase in pharmacy sales from $57.2 million for the 1999 Nine-Month Period to $69.0 million for the 2000 Nine-Month Period, including a 27.3% increase in pharmacy sales to Third Party Plan customers from $45.4 million for the 1999 Nine-Month Period to $57.8 million for the 2000 Nine-Month Period. The Company attributes the increase in net sales of non-pharmacy products to the opening of five new store locations during the fiscal year ended July 31, 1999, which included the effects of the acquisition of the inventories and the customer lists of two independent pharmacies, to the opening of three new store locations during the 2000 Nine-Month Period, which included the effects of the acquisition of the inventories and the customer lists of two independent pharmacies, as well as to increased customer traffic in the Company's stores associated with the increase in total pharmacy sales. The increase in pharmacy sales is a function of the number of prescriptions filled as well as a rise in the cost of pharmacy product to the Company, which is then passed on to the customer. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 1,506,000 for the 2000 Nine-Month Period as compared to approximately 1,383,000 for the 1999 Nine-Month Period, an increase of approximately 123,000, or 8.9%. The number of prescriptions filled for Third Party Plan customers increased to approximately 1,256,000 for the 2000 Nine-Month Period, as compared to 1,107,000 for the 1999 Nine-Month Period, an increase of approximately 149,000, or 13.5%. Pharmacy sales to non-Third Party Plan customers were $11.2 million in the 2000 Nine-Month Period as compared to $11.8 million in the 1999 Nine-Month Period, a decrease of $0.6 million, or 5.1%, resulting from increased participation of the Company's customers in Third Party Plans, which resulted in a decrease in the volume of pharmacy products sold to non-Third Party Plan customers from approximately 276,000 in the 1999 Nine-Month Period to approximately 250,000 in the 2000 Nine-Month Period.

         Gross profit was $59.6 million for the 2000 Nine-Month Period, as compared to $56.1 million for the 1999 Nine-Month Period, an increase of $3.5 million, or 6.2%. Gross profit as a percentage of net sales was 27.5% for the 2000 Nine-Month Period as compared to 28.0% for the 1999 Nine-Month Period. This 0.5% decrease in gross profit as a percentage of net sales is the result of a decrease in the gross profit on non-pharmacy sales as a percentage of the Company's sales of non-pharmacy merchandise in addition to a decrease in the gross profit on pharmacy sales as a percentage of pharmacy sales and due to the fact that pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, represented a higher percentage of total sales in the 2000 Nine-Month Period as compared to the 1999 Nine-Month Period.

         Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $14.3 million for the 2000 Nine-Month Period as compared to $12.1 million for the 1999 Nine-Month Period, an increase of $2.2 million, or 18.2%, which was primarily the result of the increase in sales on a same store basis, the maturing of new stores opened in the last three fiscal years and to the acquisition of the inventory and customer lists of six independent pharmacies during the last three fiscal years. Gross profit on sales to Third Party Plan customers was $10.7 million for the 2000 Nine-Month Period as compared to $7.5 million for the 1999 Nine-Month Period, an increase of $3.2 million, or 42.7%, which was primarily the result of the increase in sales of prescriptions to Third Party Plan customers as a percent of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $3.6 million in the 2000 Nine-Month Period as compared to $4.6 million in the 1999 Nine-Month Period, a decrease of $1.0 million, or 21.7%. This decrease was due to the decline in sales of pharmacy merchandise to non-Third Party Plan customers.

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

         Gross profit on non-pharmacy sales was $45.3 million for the 2000 Nine-Month Period, as compared to $44.0 million for the 1999 Nine-Month Period, an increase of $1.3 million, or 3.0%. Gross profit as a percentage of non-pharmacy sales was 30.7% for both the 2000 Nine-Month Period and 1999 Nine-Month Period.

         Selling, general and administrative expense as a percentage of net sales was 22.6% for the 2000 Nine-Month Period, as compared to 23.0% for the 1999 Nine-Month Period, a decrease of 0.4%. This decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to reduced costs of operating the Company's warehouse and to reduced levels of expenses from stores opened during the fiscal year ended July 31, 1999 as stores typically incur lower levels of expenses in each of the first three years of operation.

         Depreciation and amortization expense for the 2000 Nine-Month Period and the 1999 Nine-Month Period was $4.4 million, remaining unchanged due to an increase in the amortization of acquired independent pharmacy customer lists and to an increase in depreciation due to the increased amount of capital expenditures during the fiscal year ended July 31, 1999 and during the 2000 Nine-Month Period, offset by a reduction in the amount of amortization of beneficial leaseholds.

         Other income, net was $0.3 million for the 2000 Nine-Month Period as compared to $0.7 million for the 1999 Nine-Month Period, a decrease of $0.4 million, resulting from the one-time gain of $0.4 million related to the repurchase of aggregate $6.0 million of Senior Notes during the first quarter of the 1999 fiscal year.

         The Company's net interest expense was $6.1 million in the 2000 Nine-Month Period as compared to $6.0 million in the 1999 Nine-Month Period, an increase of $0.1 million resulting from the higher level of average outstanding balances on the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $1.5 million for the 2000 Nine-Month Period as compared to $1.3 million for the 1999 Nine-Month Period, an increase of $0.2 million.

         The Company's provision for income taxes was $0.1 million for the 2000 Nine-Month Period as compared to $0.2 million for the 1999 Nine-Month Period, an increase of $0.1 million, or 50.0%, resulting from a lower income before income taxes offset by a higher effective tax rate in the 2000 Three-Month Period. The Holding Company experienced a benefit from income taxes of $0.5 million in the 2000 Nine-Month Period and in the 1999 Nine-Month Period, related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the relatively constant amortization of goodwill and of beneficial leaseholds that are not deductible when calculating taxable income, which varies from period to period.

         The Company's net income for the 2000 Nine-Month Period was $0.0 million as compared to $0.1 million in the 1999 Nine-Month Period, a decrease of $0.1 million, which is primarily due to decreased operating income offset by increased net interest expense. The Holding Company incurred a net loss of $0.9 million for the 2000 Nine-Month Period and for the 1999 Nine-Month Period, principally as a result of the interest incurred on the subordinated debt.



LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF THE THREE MONTHS ENDED APRIL 29, 2000 (THE "2000 THREE-MONTH PERIOD") WITH THE THREE MONTHS ENDED APRIL 24, 1999 (THE "1999 THREE-MONTH PERIOD").

         During the 2000 Three-Month Period, cash used in operations was $12.7 million as compared to cash used in operations of $12.2 million for the 1999 Three-Month Period, an increase in cash used in operations of $0.5 million. The increased cash used in operations is primarily the result of an increase in the Company's inventory and accounts receivable during the 2000 Three-Month Period that was primarily the result of the opening of three new stores and the acquisition of the inventory and customer lists of two independent pharmacies during the nine-months ended April 29, 2000. Cash used in investing activities was $1.0 million during the 2000 Three-Month Period as compared to $0.4 million during the 1999 Three-Month Period, an increased use of cash of $0.6 million, which was the result of a higher level of capital expenditures during the 2000 Three-Month Period. Cash from financing activities was $13.8 million during the 2000 Three-Month Period as compared to cash from financing activities of $12.6 million during the 1999 Three-Month Period, an increase in cash from financing activities of $1.2. Cash from financing activities during the 2000 Three-Month Period was from net revolver borrowings of $10.4 million in addition to a cash overdraft of $3.4 million while the cash from financing activities in the 1999 Three-Month Period was from net revolver borrowings of $11.1 million in addition to a cash overdraft of $1.5 million.

COMPARISON OF THE NINE MONTHS ENDED APRIL 29, 2000 (THE "2000 NINE-MONTH PERIOD") WITH THE NINE MONTHS ENDED APRIL 24, 1999 (THE "1999 NINE-MONTH PERIOD").

         During the 2000 Nine-Month Period, cash used in operations was $9.5 million as compared to $13.2 million for the 1999 Nine-Month Period, an increased use of cash of $3.7 million. The increased use of cash in operations is primarily the result of an increase in the Company's inventory and accounts receivable during the 2000 Nine-Month Period that was primarily the result of the opening of three new stores and the acquisition of the inventory and customer lists of two independent pharmacies during the 2000 Nine-Month Period. Cash used in investing activities was $2.9 million during the 2000 Nine-Month Period as compared to $3.5 million during the 1999 Nine-Month Period, a decrease of $0.6 million, which was the result of lower capital expenditures during the 2000 Nine-Month Period as compared to during the 1999 Nine-Month Period. Cash provided by financing activities was $12.6 million during the 2000 Nine-Month Period as compared to cash provided by financing activities of $5.9 million during the 1999 Nine-Month Period, an increase of $6.7 million. Cash provided by financing activities during the 2000 Nine-Month Period was from net revolver borrowings of $9.2 million in addition to a cash overdraft of $3.4 million while the cash provided by the 1999 Nine-Month Period for financing activities was from net revolver borrowings of $11.1 million in addition to a cash overdraft of $1.5 million offset by cash used to repurchase Senior Notes in the amount of $5.6 million and the payment of a dividend to the common shareholders of the Holding Company in the amount of $1.1 million.

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

YEAR 2000

         The Company has not incurred any significant costs in excess of those previously disclosed in conjunction with its Year 2000 Compliance efforts. The Company's evaluation of Year 2000 Compliance, both of its internal systems and of its suppliers, is an ongoing process. Due to the uncertainty of ongoing Year 2000 Compliance by the Company's third party suppliers, which is beyond the Company's control, the potential effect on financial results and the condition of the Company cannot be measured.

OTHER MATTERS

         On January 26, 2000, the Company cancelled its wholesale supply agreement for pharmaceuticals with Neuman Distributors, Inc. ("Neuman"). On April 24, 2000, the Company signed a wholesale supply agreement with Cardinal Health, Inc. ("Cardinal"). The wholesale supply agreement with Cardinal was effective in connection with the cancellation of the wholesale supply agreement with Neuman and provided relatively equivalent terms to the wholesale supply agreement with Neuman. The Company believes that it did not incur a negative impact on its financial results and condition or cash flows as a result of the cancellation of the wholesale supply agreement with Neuman and the implementation of a wholesale supply agreement with Cardinal.

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

         MEDICAID AND MEDICARE. Government-sponsored programs, such as Medicaid and Medicare, reimburse a portion of the Company's services with the remainder being reimbursed by individual patients or Third-Party Plans. If the Company were to fail to comply with reimbursement regulations, or if such reimbursement programs were modified, the Company's business could be adversely affected. The Company is also subject to laws prohibiting the submission of false or fraudulent claims and certain financial relationships between health care providers that are intended to induce the referral of patients, or the recommendations of particular items or services. Violation of these laws could result in loss of licensure, civil and criminal penalties, and exclusion from federal health care programs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         Neither the Company nor the Holding Company engages in trading market risk sensitive instruments or purchases hedging instruments or "other than trading" instruments that are likely to expose the Company or the Holding Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Neither the Company nor the Holding Company has purchased options or entered into swaps or forward or futures contracts. The ability of the Company and the Holding Company (as guarantor) to make periodic interest payments on the Senior Notes, at a fixed rate of 10-1/4%, is not directly affected by fluctuations in the market. The Company's primary market risk exposure is that of interest rate risk on borrowings under the Facility, which are subject to interest rates based either on the lender's prime rate or London Interbank Offered Rate ("LIBOR"), and a change in the applicable interest rate would affect the rate at which the Company could borrow funds.

PART II - - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  1.1 Certificate of Incorporation, as amended, of CDI Group, Inc. (the "Holding Company").*

                  1.2      By-Laws of the Holding Company.*


                  1.3 Certificate of Incorporation, as amended, of Community Distributors Inc. (the "Company").*

                  3.4      Amended and Restated By-Laws of the Company.*

                  27.1     Financial Data Schedule of Community
                           Distributors, Inc.

                  27.2     Financial Data Schedule of CDI Group, Inc.

         (b)      No Reports on Form 8-K

                  Neither the Company nor the Holding Company filed any reports on Form 8-K during the three-months ended April 29, 2000.

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


                                 COMMUNITY DISTRIBUTORS, INC.

June 9, 2000                     By:  /S/ TODD H. PLUYMERS
                                    ---------------------------------------
                                          Todd H. Pluymers,
                                          Chief Financial Officer
                                          (AUTHORIZED OFFICER AND PRINCIPAL
                                          FINANCE AND ACCOUNTING OFFICER)


                                 CDI GROUP, INC.

June 9, 2000                     By:  /S/ TODD H. PLUYMERS
                                    ---------------------------------------
                                          Todd H. Pluymers,
                                          Chief Financial Officer
                                          (AUTHORIZED OFFICER AND PRINCIPAL
                                          FINANCE AND ACCOUNTING OFFICER)