Form 10-K
period 2000-07-29
COMMUNITY DISTRIBUTORS INC
filed 2000-10-27
CIK 774492

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     FOR ANNUAL REPORT AND TRANSITION REPORTS PURSUANT TO SECTION
           13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended July 29, 2000

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The number of shares of the Common Stock, par value $.01 per share, of Community Distributors, Inc., outstanding as of October 27, 2000 was 1,000, and the number of shares of the Common Stock, par value $.00001 per share of CDI Group, Inc., outstanding as of October 27, 2000 was 442,517.

    The Registrant is filing a Form 12b-25 pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended and will file Items 6, 7 and 8 of the Form 10-K by amendment.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................     10
Item 3.   Legal Proceedings...........................................     11
Item 4.   Submission of Matters to a Vote of Securityholders..........     11

                                    PART II

Item 5.   Market for Registrants' Common Equity and Related
            Stockholder Matters.......................................     12
Item 6.   Selected Historical Financial Data..........................     12
Item 7.   Management's Discussion and Analysis of Financial Condition      12
            and Results of Operations.................................
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     13
Item 8.   Financial Statements and Supplementary Data.................     13
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     13

                                    PART III

Item 10.  Directors and Executive Officers of the Registrants.........     14
Item 11.  Executive Compensation......................................     16
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     18
Item 13.  Certain Relationships and Related Transactions..............     21

                                    PART IV

Item 14.  Exhibits and Financial Statement Schedules..................     23

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

    Community Distributors, Inc. (the "Company") is among the largest regional drugstore chains in the United States and the only regional chain focused primarily on the densely populated northern and central New Jersey markets, although several national and other regional drugstore chains have operations in these areas. CDI Group, Inc. (the "Holding Company") is the owner of all of the outstanding capital stock of the Company. The Company operates a chain of 51 drug and general merchandise stores under two separate formats, Drug Fair and Cost Cutters. Of the Company's 51 stores, 30 have been opened since 1989 and all of the remaining 21 have been refurbished since 1991. The Company was acquired by the Holding Company on January 30, 1995 (the "Acquisition"). As used in this Annual Report on Form 10-K (the "Report"), the terms "fiscal 1996," "fiscal 1997," "fiscal 1998," "fiscal 1999," and "fiscal 2000" refer to the fiscal years ended or ending July 28, 1996, July 26, 1997, July 25, 1998, July 31, 1999, and July 29, 2000, respectively, of the Company or the Holding Company, as applicable.

    DRUG FAIR. Drug Fair is a chain of 36 large-format drugstores with an average store size of approximately 17,000 square feet. All of the stores contain a pharmacy in the rear of the store, which is the focal point of the store layout. In fiscal 2000, the Company's pharmacies (including four at Cost Cutters locations) filled over 2.0 million prescriptions, an average weekly volume of approximately 1,000 scripts per pharmacy, and pharmacy sales increased 18.7% over fiscal 1999. Currently, approximately 84.4% of the Company's prescription sales are made to participants in managed health care plans and other third-party payer plans ("Third-Party Plans"). Drug Fair's strategy is to utilize large-format stores to capitalize on the increased customer traffic associated with its growing pharmacy business to increase sales of higher margin non-pharmacy merchandise, including health and beauty care items, housewares, greeting cards, stationery, candy and seasonal items. General merchandise accounted for approximately 53.2% of Drug Fair revenues in fiscal 2000. Drug Fair stores are primarily located in neighborhood shopping centers that are easily accessible and generate significant customer traffic.

    COST CUTTERS. Cost Cutters is a 15-store general merchandise chain with an average store size of approximately 30,000 square feet. Cost Cutters stimulates customer traffic by offering a non-pharmacy merchandise mix similar to Drug Fair, a high-impact merchandise presentation and an everyday low price strategy, with prices generally 10%-15% lower than Drug Fair. Cost Cutters offers a broader selection of products than Drug Fair while still focusing on health and beauty care items, housewares, greeting cards, stationery, candy and seasonal items. Currently, five locations have pharmacies, one within the store and four as separate Drug Fair storefronts adjacent to the store. The Company believes there is an opportunity to open Drug Fair pharmacies at certain additional Cost Cutters locations. Cost Cutters stores are primarily located near major highways, drawing customers from a wider area than a typical drugstore and emphasizing their destination-store orientation.

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

    The following table sets forth the approximate percentage of revenues attributable to each major product category at Drug Fair and Cost Cutters stores during fiscal 2000:

                                                              PERCENTAGE OF FISCAL 2000
                                                                  SALES BY CATEGORY
                                                              --------------------------
CATEGORY:                                                      DRUG FAIR    COST CUTTERS
---------                                                     -----------   ------------
Pharmacy....................................................      43.6%          9.9%
Health and Beauty Care and OTC Pharmaceuticals..............      15.0          21.8
Other Merchandise...........................................       9.9          11.0
Housewares..................................................       7.2          15.9
Stationery and Greeting Cards...............................       7.0          12.4
Candy, Food and Beverage....................................       6.4           9.7
Seasonal and Promotional....................................       7.4          13.7
Cosmetics...................................................       3.5           5.6
                                                                 100.0%        100.0%

    Excluding revenue generated by stores that were open less than twelve months before the beginning of the applicable fiscal year, the Company's stores generated net sales of $250.3 million in fiscal 1999 (from 41 stores), and $261.3 million in fiscal 2000 (from 43 stores), an increase of 4.4%. The Company attributes this growth to increased pharmacy sales as well as increased sales of non-pharmacy merchandise generated by increased customer traffic, as well as the successful implementation of the Company's merchandising strategies.

DRUG FAIR

    Drug Fair is a 36-store chain of larger sized traditional drugstores primarily located in easily accessible neighborhood shopping centers. Drug Fair has built a base of loyal customers by offering a broader range of non-pharmacy general merchandise within this larger format, including an expanded selection of health and beauty care items, housewares, greeting cards, stationery and seasonal items, in a convenient setting with attractive prices. Drug Fair's strategy is to emphasize its broad selection of merchandise and offer competitive prices relative to its competition. In particular, the Company believes that its broader selection of non-pharmacy general merchandise is a significant competitive strength. The Company's long-standing philosophy of customer service has made Drug Fair a leader in local pharmacy services in its markets.

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

    PHARMACY. In fiscal 2000, the Company's pharmacies filled over 2.0 million prescriptions, representing an average weekly volume of approximately 1,000 scripts per pharmacy, and pharmacy sales increased 18.7% over fiscal 1999. Currently, approximately 84.4% of prescription volume results from sales to Third-Party Plan participants. The Company offers discounts on prescriptions to senior citizens, who accounted for approximately 7.4% of prescription sales volume in fiscal 2000.

    All Drug Fair stores contain a pharmacy in the rear of the store, each staffed by two full-time registered pharmacists. The pharmacy is the focal point of the store layout, which is also designed to promote optimal customer flow and shopping convenience. New and remodeled stores typically have enhancements such as pharmacy waiting and consultation areas. In addition, for the past six years Drug Fair stores have featured free home delivery of prescriptions. The Company believes that this delivery service represents an attractive alternative to the drive-through pharmacy service offered by some of its competitors while avoiding the significant capital expenditures required to remodel stores to accommodate drive-through services.

    GENERAL MERCHANDISE. As a customer-oriented, lower-cost retail drugstore, Drug Fair strives to compete on the bases of cost and maintaining a high-quality image with the consumer. General merchandise is an important component of Drug Fair's revenues, comprising approximately 53.2% of Drug Fair revenues in fiscal 2000. General merchandise products are well stocked and displayed on shelves within easy reach of consumers. With its convenient merchandise layout and large selection, Drug Fair retains its small-store atmosphere while offering a variety of merchandise selections typically seen in larger retail stores. Drug Fair offers a selection of general merchandise similar to that of its drugstore competitors but, due to its above average size, is able to expand its selection of items and offer a wider assortment of higher margin non-pharmacy merchandise. For example, seasonal items have been a key contributor to Drug Fair's success, comprising 7.4% of Drug Fair's revenues in fiscal 2000. Seasonal items are prominently displayed along the entrance, providing a varied product mix and generating impulse buying. With nearly 58,000 non-pharmacy stock keeping units ("SKUs") including seasonal items, Drug Fair also offers expanded greeting card and household item selections to the consumer.

    In addition to its general merchandise offerings, the Company seeks to attract customers by offering ancillary conveniences and services, such as lottery tickets, convenience food sections and film processing in many of its stores, including its own on-site one-hour photo finishing labs in 25 Drug Fair locations. Management believes that it offers the lowest prices for one-hour film developing in its markets. The Company intends to continue to experiment with new products and services designed to increase customer traffic and enhance convenience.

COST CUTTERS

    Cost Cutters is a 15-store general merchandise chain focused on the product areas of health and beauty care, housewares, greeting cards, stationery, candy and seasonal items. The stores are self-service oriented, and feature a non-pharmacy merchandise mix similar to that of Drug Fair, with more than a 90% overlap in general merchandise, at prices generally 10%-15% lower than at Drug Fair. Currently, one Cost Cutters location houses its own pharmacy, and the Company has added Drug Fair pharmacies adjacent to four of its Cost Cutters locations. The Company believes there is an opportunity to open Drug Fair pharmacies in certain additional Cost Cutters locations. Cost Cutters is unique in its merchandising strategy in its markets and provides a much broader product variety and deeper discounts than other local stores, while successfully competing with mass merchandise stores.

    The Company opened its first Cost Cutters store in 1983 in Norwood, New Jersey and the Company's Cost Cutters stores average approximately 30,000 square feet in size, ranging from 21,000 to 37,000 square feet. In expanding to new sites, the Company has opportunistically negotiated favorable lease terms, typically from grocery stores that are relocating, rather than paying higher prices for new real estate. Most of the stores are located in shopping centers, near highways in easily accessible locations for surrounding communities. By comparison, larger discount department chains, such as

WalMart, Target and K-Mart, typically build new stores in excess of 100,000 square feet and focus more on higher-priced products such as apparel, sporting goods, electronics and appliances. The Company believes that the accessibility and manageable size of a Cost Cutters store is attractive to consumers at a time when larger discount merchandisers continue to open larger and more complex stores that many customers may find less convenient. All stores are open seven days a week, from 9:00 a.m. to 9:30 p.m., Monday through Friday, with slightly reduced hours on weekends, totaling approximately 83 hours per week.

    PHARMACY. While pharmacy is not the main focus of the Cost Cutters chain, one Cost Cutters location houses its own pharmacy and the Company has Drug Fair pharmacies as separate storefronts adjacent to four of its Cost Cutters locations with a pass-through between the store and the pharmacy. The Company believes there is an opportunity to add Drug Fair pharmacies to certain additional Cost Cutters stores depending on factors such as lease restrictions, location, store size, layout and competition. The Company estimates that it costs $75,000 to $100,000 to install a Drug Fair pharmacy next to an existing Cost Cutters location (assuming construction of a new storefront is required), excluding costs of staffing and inventory.

    GENERAL MERCHANDISE. With over 59,000 non-pharmacy SKUs, including seasonal items, and substantial overlap in merchandise with Drug Fair, Cost Cutters distinguishes itself through its merchandise presentation, pricing strategy, assortment of items targeted to impulse purchases and a strong merchandising position in greeting cards, stationery, seasonal items and household products. In addition to traditional retail drugstore general merchandise such as health and beauty care items, over-the-counter ("OTC") pharmaceuticals, candy and seasonal items, Cost Cutters also sells luggage, kitchenware and an extended selection of houseware products and automotive-related goods. One of the Company's merchandising strategies is a high-impact merchandise presentation based on well-stocked shelves that are highly visible to the customer, promoting a value superstore image. Seven Cost Cutters locations contain on-site one-hour photofinishing labs.

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

PURCHASING AND DISTRIBUTION

    By operating both Drug Fair and Cost Cutters chains, the Company believes that it is able to take advantage of economies of scale available to larger chains in purchasing merchandise and maintaining up-to-date systems and technology. Although the Company utilizes two separate retail formats, the 51 stores are operated as one company through centralized purchasing and distribution and use complementary marketing strategies. The Company believes that its focus on consistent execution of its purchasing, pricing and merchandising strategies has been instrumental in its success to date.

    The Company maintains centralized budgeting, pricing, purchasing, warehousing and inventory control functions at its corporate offices. Products are purchased for both store chains by merchandise managers, each of whom is responsible for a distinct product category (for example, cosmetics or housewares) and reports to the Company's Vice President of Merchandising.

    Approximately 56.0% of all non-prescription purchases are received at the Company's current central warehouse and distribution center in Somerset, New Jersey. These products are delivered to the stores by the Company's eleven owned trucks. The balance of general merchandise is shipped directly to the stores by manufacturers and distributors. All prescription drugs are shipped directly to the individual stores by wholesale drug distributors on a daily basis. The Company has an agreement with Cardinal Health, Inc. ("Cardinal") to supply pharmaceuticals, health and beauty care, home health care and related products. The term of the Company's supply agreement with Cardinal (the "Cardinal Agreement") expires in February 2003. Pursuant to the terms of the Cardinal Agreement, the Company purchases pharmacy and health and beauty care products at a specified discount to Cardinal's Costs. The Company believes that Cardinal's Cost (as defined in the Cardinal Agreement) is higher than Cardinal's actual cost for the pharmaceutical products it supplies because it does not reflect all discounts that may be available to Cardinal from its suppliers. Bellco Drug Corporation ("Bellco") serves as a secondary supplier for products that are not routinely carried by or are out of stock at Cardinal, and the Company believes that its pharmacy products are readily available from numerous other wholesale suppliers of pharmacy products that would be able to supply the Company's requirements on substantially similar terms in the event that Cardinal and/or Bellco were unable to do so. Management believes that by operating both chains it is able to purchase most of its products at competitive prices by purchasing products in truck-load or container quantities.

    The Company buys products from more than 1,600 suppliers and manufacturers and seeks to purchase its merchandise directly from manufacturers in order to take advantage of promotional programs offered only to retailers, including co-op advertising allowances, promotional displays and materials and price promotions. The Company believes that its relationships with its vendors are good. The Company often utilizes prompt cash payments to obtain additional merchandise discounts. None of the Company's suppliers or manufacturers represented more than 10% of the Company's total non-pharmacy purchases during fiscal 2000.

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

    The Company monitors sales at its 51 stores through a point-of-sale network, utilizing IBM Chain Sales software and hardware, which links store terminals to a central computer located at the Company's headquarters. The Company uses this system to replenish store inventories from its central warehouse and to provide management with detailed information on individual store operations on a daily basis.

    All sales data is recorded by cashiers, utilizing scanners, in each store at the time of sale. Sales data is transmitted to the central computer where it is compiled to produce daily, weekly and monthly management reports. Reports are organized by line of merchandise, class, item and store, and enable management to monitor sales and profitability by location. Based upon this information, management makes merchandising decisions as required, including reorders, special promotions and changes in buying programs. As a means of further inventory verification, physical inventories are generally taken twice a year at all stores and the warehouse. The Company also employs Telxon and Symbol Technologies radio frequency equipment in order to constantly monitor and update inventory, shelf labels and prices.

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

EMPLOYEES

    As of October 15, 2000, the Company had approximately 1,800 employees of which approximately 45% were full-time and 55% were part-time. None of such employees are covered by collective bargaining agreements or represented by unions. The Company has not experienced any material business interruption as a result of labor disputes and the Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

    The Company's stores by location, fiscal year opened, fiscal year refurbished and size were as follows on October 27, 2000:

                                                                 FISCAL YEAR        SQUARE
LOCATION                                                      OPENED/REFURBISHED   FOOTAGE
--------                                                      ------------------   --------
                                    DRUG FAIR
South Plainfield............................................      1959/1994         21,250
Manville....................................................      1965/1991         20,000
Old Bridge..................................................      1969/1992         16,527
Edison......................................................      1970/1992         15,000
Freehold                                                          1970/1974         16,000
Westfield...................................................      1972/1991         23,424
Aberdeen....................................................      1974/1993         11,620
Fairfield...................................................      1976/1991         19,600
Hazlet......................................................      1976/1991         12,000
Berkeley Heights............................................      1977/1993         16,800
Milburn.....................................................      1977/1992         21,112
Warren......................................................      1978/1991         15,000
Wyckoff.....................................................      1981/1995         15,960
Rahway......................................................      1983/1993         13,900
Isellin.....................................................      1985/1993         16,265
Englewood...................................................      1988/1992         13,440
Cranford....................................................         1989/-         13,661
Oakland.....................................................         1989/-         20,205
Middlesex...................................................         1991/-         23,000
Stirling....................................................         1993/-         15,777
Verona......................................................         1995/-         17,200
Chatham.....................................................         1995/-         20,800
Clifton.....................................................         1996/-         11,200
Ramsey......................................................         1996/-         17,000
Somerset....................................................         1996/-         18,050
Plainfield..................................................         1997/-         18,000
Hillside....................................................         1998/-         17,600
Florham Park................................................         1998/-         12,750
North Arlington.............................................         1999/-         15,500
Fairview....................................................         1999/-         14,225
Port Monmouth...............................................         1999/-         16,450
Belleville..................................................         1999/-         19,000
Clifton.....................................................         1999/-         16,000
Wayne.......................................................         2000/-         17,993
Sayreville..................................................         2000/-         17,500
Morris Plains...............................................         2000/-         17,300

                                                                 FISCAL YEAR        SQUARE
LOCATION                                                      OPENED/REFURBISHED   FOOTAGE
--------                                                      ------------------   --------
Little Falls................................................         2001/-         12,500
                                    COST CUTTERS
Norwood.....................................................      1983/1992         24,630
Bricktown...................................................      1984/1993         26,878
Middletown..................................................      1984/1993         27,988
Hamilton....................................................      1985/1993         33,300
Union.......................................................      1985/1994         35,217
West Long Branch............................................      1986/1996         27,113
Wall........................................................      1987/1993         30,000
Hillsborough................................................      1990/1994         20,600
Parsippany..................................................         1991/-         29,575
Lacey.......................................................         1992/-         34,000
Wayne.......................................................         1992/-         29,000
Ocean.......................................................         1993/-         36,890
Toms River..................................................         1994/-         34,000
Elizabeth...................................................         1995/-         25,000
Lincoln Park................................................         1995/-         30,100

    All of the Company's stores are leased pursuant to long-term leases containing generally favorable terms. The current leases expire between March 31, 2002 and April 30, 2039 (assuming renewal options are exercised), with an average of 18 years remaining on lease terms. Twenty-one leases will expire between 2001-2015 and 30 leases will expire after 2015. One lease is currently on a month-to-month basis.

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

    On February 13, 1998, the Company commenced an offer to exchange $80,000,000 in aggregate principal amount of its 10 1/4% Senior Notes due 2004, Series B (the "Exchange Notes") that had been registered under the Securities Act for a like principal amount of the Original Notes. This exchange was commenced pursuant to the terms of the Registration Rights Agreement, dated as of October 16, 1997, between the Company and the Initial Purchasers. Each of the Exchange Notes and the Original Notes has been guaranteed by the Holding Company. An aggregate principal amount of $80,000,000 of Exchange Notes were issued in exchange for the Original Notes on March 20, 1998, and the Original Notes were retired. The Exchange Notes are referred to hereinafter interchangeably with the Original Notes as the "Senior Notes."

    On September 16, 1998, the Board of Directors of the Company authorized the repurchase by the Company of up to $6.0 million principal amount of Senior Notes on the open market. On October 6, 1998, the Company repurchased an aggregate of $5.0 million principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On October 13, 1998, the Company repurchased an additional $1.0 million principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. As of October 15, 1998 and October 27, 2000, $74.0 million aggregate principal amount of Senior Notes remained outstanding.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

    To be filed by amendment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    To be filed by amendment.

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

    To be filed by amendment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    The following table sets forth certain information with respect to the directors, executive officers and key employees of the Holding Company and the
Company:

NAME                                          AGE                        TITLE
----                                        --------   ------------------------------------------
Frank Marfino.............................     57      President, Chief Executive Officer and
                                                       Director of the Holding Company
Lynn L. Shallcross........................     59      President-Cost Cutters Division of the
                                                       Company
Todd H. Pluymers..........................     36      Chief Financial Officer of the Holding
                                                       Company and the Company
Barrie Levine.............................     55      Vice President-Pharmacy Operations of the
                                                       Company
William F. Gilligan.......................     58      Vice President-Distribution of the Company
Michael P. Quinn..........................     47      Vice President-Merchandising of the
                                                       Company
Kevin Marron..............................     43      Director-MIS of the Company
Alan J. Kirschner.........................     46      Director-Loss Prevention of the Company
Mark H. DeBlois...........................     44      Director of the Holding Company and the
                                                       Company
Harvey P. Mallement.......................     60      Director of the Holding Company and the
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

    MR. LEVINE joined the Company as Vice President-Pharmacy Operations in 1993. Prior to joining the Company, Mr. Levine was employed by Supermarkets General (Pathmark) since 1971. At Pathmark, Mr. Levine held various positions, including Regional Pharmacy and Regional Front-End Supervisor, Regional Non-Food Product Manager, and Manager of Pharmacy Services. Mr. Levine is a graduate of Brooklyn College of Pharmacy and a licensed pharmacist in several states.

    MR. GILLIGAN has been Vice President-Distribution since 1985 after serving as General Manager for 11 years with Atlantic Distribution Center in Jersey City, New Jersey and 11 years with Wakefern Food Corporation, parent company of Shop-Rite supermarkets. Trained in distribution management at Ohio State University and Rutgers University, Mr. Gilligan is responsible for the daily management of the distribution center, transportation logistics, property management and the administrative staff. Mr. Gilligan has over 35 years of experience in Distribution-Warehouse Management.

    MR. QUINN joined the Company as Vice President-Merchandising on March 16, 1998. Prior to joining the Company, Mr. Quinn held the position of Vice President-General Manager of Alpine Distributors, Inc., the non-food division of Twin County Grocers, from 1994 to 1998. From 1992 to 1994, Mr. Quinn was employed as a Divisional Merchandise Manager at the Rx Place, a Division of Woolworth Corp. Mr. Quinn is a graduate of Manhattan College.

    MR. MARRON has been Director-Management Information Systems for the Company since 1986. Mr. Marron's work experience includes six years with Arthur's Catalog Showroom and six years with MIS Software Corporation prior to joining the Company. Mr. Marron has been instrumental in the creation of or installation of a majority of the software applications for the Company, including inventory management, sales, marketing, distribution, warehouse management, shelf labeling and point-of-sale in store applications.

    MR. KIRSCHNER joined the Company as Director-Loss Prevention in 1991. As Director-Loss Prevention, Mr. Kirschner is also responsible for point-of-sale and human resources for the Company. Prior to 1991, Mr. Kirschner held a similar position with NBO Menswear and Rickel Home Centers, Inc. and has over twenty years of experience in retail and loss prevention management. Mr. Kirschner is a graduate of Jersey City State College.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth the aggregate compensation paid by the Company for services rendered during fiscal 1998, fiscal 1999 and fiscal 2000 to the Company's Chief Executive Officer and five other most highly-compensated executive officers for fiscal 2000.

                           SUMMARY COMPENSATION TABLE

                                                                      ANNUAL COMPENSATION
                                                           FISCAL    ---------------------    ALL OTHER
NAME AND PRINCIPAL POSITION                                 YEAR      SALARY    BONUS (1)    COMPENSATION
---------------------------                               --------   --------   ----------   ------------
Frank Marfino...........................................    1998     $460,384   $1,447,702      $3,534(2)
President and Chief Executive Officer                       1999     $493,399   $  256,230      $5,320(2)
                                                            2000     $496,125   $  124,031      $3,621(2)
Lynn L. Shallcross......................................    1998     $171,231   $   50,000      $3,126(3)
President--Cost Cutters Division                            1999     $181,923   $   60,000      $3,232(3)
                                                            2000     $172,615   $   33,440      $2,038(3)
Todd H. Pluymers........................................    1998     $140,674   $  227,500      $  747(4)
Chief Financial Officer                                     1999     $150,761   $   28,875      $  797(4)
                                                            2000     $153,780   $   27,287      $  793(4)
Barrie Levine...........................................    1998     $129,038   $   22,500      $1,697(5)
Vice President--Pharmacy Operations                         1999     $136,538   $   22,000      $2,278(5)
                                                            2000     $138,846   $   27,192      $1,141(5)
Michael Quinn...........................................    1998     $ 43,269           --          --
Vice President--Merchandising                               1999     $129,908   $    7,500      $1,645(6)
                                                            2000     $125,288   $   12,634      $1,890(6)
William F. Gilligan.....................................    1998     $111,231   $   20,520      $2,046(7)
Vice President--Distribution                                1999     $118,192   $   22,400      $2,111(7)
                                                            2000     $119,691   $   17,684      $1,487(7)

------------------------

(1) Reflects bonuses paid during the fiscal year with respect to achievement of certain performance goals relating to the prior fiscal year. The amounts of annual bonuses that may be paid to the named executive officers for fiscal 2000 have not yet been determined. See "Certain Relationships and Related Transactions."

(2) Amounts include the values of the personal use of a company car equal to $1,275, $1,325 and $1,300 for fiscal 1998, 1999 and 2000, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $2,259, $3,995 and $2,321 for fiscal 1998, 1999 and 2000, respectively.

(3) Amounts include the values of the personal use of a company car equal to $520, $540 and $510 for fiscal 1998, 1999 and 2000, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $2,606, $2,692 and $1,528 for fiscal 1998, 1999, and 2000, respectively.

(4) Amounts include the values of the personal use of a company car equal to $520, $520 and $520 for fiscal 1998, 1999 and 2000, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $227, $267 and $273 for fiscal 1998, 1999, and 2000, respectively.

(5) Amounts include the values of the personal use of a company car equal to $520, $530 and $520 for fiscal 1998, 1999 and 2000, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $1,177, $1,748 and $621 for fiscal 1998, 1999, and 2000, respectively.

(6) Amount includes the value of the personal use of a company car equal to $1,350 and $1,530 for fiscal 1999 and 2000, respectively, as well as the incremental cost of additional life insurance premiums in the amount of $295 and $360 for fiscal 1999 and 2000, respectively.

(7) Amounts include the values of the personal use of a company car equal to $520, $530 and $520 for fiscal 1998, 1999 and 2000, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $1,526, $1,581 and $967 for fiscal 1998, 1999, and 2000, respectively.

STOCK OPTIONS TABLE

    The following table sets forth the number of options to purchase Common Stock held by the Company's Chief Executive Officer and one other executive officer as of the end of fiscal 2000. None of the Company's four other most highly-compensated executive officers held any options to purchase Common Stock as of the end of fiscal 2000, and there were no options to purchase Common Stock granted during fiscal 2000.

                                                FISCAL YEAR END OPTION VALUES
                                                    NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                   UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                                               OPTIONS AT FISCAL YEAR END (#)       AT FISCAL YEAR-END ($)
                                                EXERCISABLE/UNEXERCISABLE(1)     EXERCISABLE/UNEXERCISABLE(1)
                                               -------------------------------   ----------------------------
Frank Marfino................................             14,825/7,530                        $0
Michael Quinn................................                  0/1,500                        $0

------------------------

(1) The value of unexercised in-the-money options is calculated by determining the difference between the book value of the Common Stock underlying the options at the end of fiscal 2000, which was negative, and the option exercise price. The Common Stock was not publicly traded at the end of fiscal 2000.

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

    The Employment Agreements for Messrs. Shallcross, Pluymers, Levine and Gilligan, each of which expires in January 2001, currently provide for base salaries of $176,000, $156,142, $140,000 and $120,500, respectively. The
Employment Agreement for Mr. Quinn, which expires in March 2001, currently provides for a base salary of $128,500. In the event that the employment of any of these officers is terminated during the respective terms of their Employment Agreements for death, disability, resignation or termination by the Company other than for "cause," the relevant officer will receive severance pay of his base salary for one year after termination. No severance pay is payable under any of the Employment Agreements in the event of termination for "cause."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Neither the Board of Directors of the Company, nor the Board of Directors of the Holding Company, has ever maintained a compensation committee. Executive compensation decisions are considered and decided by all of the directors of the Company. All executive compensation decisions relating to fiscal 2000, including decisions relating to the compensation of Frank Marfino, the President and Chief Executive Officer of the Company, were decided by Mark DeBlois, Harvey Mallement and Frank Marfino, each of whom was a director of the Company during all of fiscal 2000. No officers or employees of the Company or the Holding Company other than Mr. Marfino participated in any discussions of the Board of Directors of either company regarding executive compensation.

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

    The following table sets forth certain information regarding beneficial ownership of the Common Stock(1) and Preferred Stock(2) of the Holding Company
(i) by each person known to the Company to own beneficially more than 5% of each class of outstanding voting capital stock of the Holding Company, (ii) by each director of the Company and the Holding Company, (iii) by each of the executive officers of the Company and the Holding Company named in the "Summary Compensation Table," and (iv) by all directors and executive officers of the Company and the Holding Company as a group, as of October 25, 2000.

                                                                 CLASS A
                                                               COMMON STOCK               PREFERRED STOCK
                                                        --------------------------   --------------------------
                                                         AMOUNT AND                   AMOUNT AND
                                                           NATURE                       NATURE
                                                        OF BENEFICIAL   PERCENT OF   OF BENEFICIAL   PERCENT OF
NAME AND ADDRESS                                        OWNERSHIP(3)      CLASS      OWNERSHIP(3)      CLASS
----------------                                        -------------   ----------   -------------   ----------
BancBoston Ventures Inc...............................     159,389(4)      43.2%            --            --
  175 Federal St.
  Boston, MA 02110
Mark H. DeBlois.......................................     159,389(5)      43.2%            --            --
  c/o BancBoston Ventures Inc.
  175 Federal St.
  Boston, MA 02110
Harvest Partners International, L.P...................      51,851(6)      20.4%            --            --
  c/o Harvest Partners, Inc.
  767 Third Avenue
  New York, NY 10017
Harvey P. Mallement...................................      83,816(7)      32.9%            --            --
  c/o Harvest Partners, L.P.
  767 Third Avenue
  New York, NY 10017
Paribas Principal, Inc................................      40,000(8)      15.7%            --            --
  787 Seventh Avenue
  New York, NY 10017
DBG Auslands-Holding GmbH.............................      73,525(9)      22.4%            --            --
  Emil-von-Behring-Strasse 2
  D-60439 Frankfurt-am-Main GERMANY
Harvest Technology Partners, L.P......................      17,901(6)       7.0%            --            --
  c/o Harvest Partners, Inc.
  767 Third Avenue
  New York, NY 10017
Banque Paribas........................................      16,667(8)       6.1%            --            --
  787 Seventh Avenue
  New York, NY 10019
European Development Capital..........................      14,064(6)       5.5%            --            --
  Corporation N.V. c/o Harvest Partners, Inc.
  767 Third Avenue
  New York, NY 10017
Frank Marfino.........................................     50,824(10)      18.9%         4,000          50.9%
Lynn L. Shallcross....................................      8,211(11)       3.2%         1,073          13.6%
Todd H. Pluymers......................................      6,781(11)       2.7%           715           9.1%
William F. Gilligan...................................      6,781(11)       2.7%           715           9.1%
Barrie Levine.........................................      2,927(11)       1.1%           143           1.8%
All Directors and Executive Officers as a Group
  (7 persons).........................................    318,729(12)        83%         6,646          84.5%

--------------------------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with the acquisition of the Company by the Holding Company, the Company entered into Employment Agreements with each of Mr. Frank Marfino, the President and Chief Executive Officer of the Company, Mr. Todd Pluymers, the Chief Financial Officer of the Company, Mr. Lynn Shallcross, the President of the Cost Cutters division of the Company, Mr. William Gilligan, the Vice President/Distribution of the Company and Mr. Barrie Levine, the Vice President/Pharmacy Operations of the Company. In March 1998, the Company entered into an Employment Agreement with Mr. Michael Quinn, Vice President/Merchandising of the Company. See "Executive Compensation/Employment Agreements."

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
        10.13           Letter Agreement, dated as of October 16, 1997, by and
                        between the Company and Frank Marfino regarding bonus
                        payment.*
        10.14           Employment and Non-Competition Agreement, dated as of
                        January 30, 1995 by and between the Company and Todd H.
                        Pluymers.*+
        10.15           Letter Agreement, dated as of October 16, 1997, by and
                        between the Company and Todd H. Pluymers regarding bonus
                        payment.*
        10.16           Employment and Non-Competition Agreement, dated as of
                        January 30, 1995 by and between the Company and Lynn L.
                        Shallcross.*+
        10.17           Employment and Non-Competition Agreement, dated as of
                        January 30, 1995 by and between the Company and William F.
                        Gilligan.*+
        10.18           Employment and Non-Competition Agreement, dated as of
                        February 17, 1995 by and between the Company and Barrie
                        Levine.*+
        10.19           Employment and Non-Competition Agreement, dated as of
                        March 16, 1998 by and between the Company and Michael
                        Quinn.+
        10.20           Employment and Non-Competition Agreement, dated as of
                        January 30, 1995 by and between the Company and Frank
                        Marfino.*+
        10.21           CDI Group, Inc. 1995 Stock Option Plan.+
        12.1            Statement re: Computation of Ratio of Earnings to Fixed
                        Charges for the Company.***
        12.2            Statement re: Computation of Ratio of Earnings to Fixed
                        Charges for CDI Group, Inc.***
        21.1            List of Subsidiaries of CDI Group, Inc.*
        24.1            Power of Attorney (included in signature page to
                        Form 10-K).
        27.1            Financial Data Schedule of Community Distributors, Inc.***
        27.2            Financial Data Schedule of CDI Group, Inc.***
        99.1            Community Distributors, Inc. Summary of Valuation and
                        Qualifying Accounts.***
        99.2            CDI Group, Inc. Summary of Valuation and Qualifying
                        Accounts.***
        99.3            Reports of Independent Accountants on Financial Statement
                        Schedule.***

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

    All schedules other than those set forth in Exhibits 27.1, 27.2, 99.1 and
    99.2 have been omitted because either they are not required, are not applicable, or the information is otherwise set forth in the Consolidated Financial Statements and notes thereto that will be filed by amendment.

*** To be filed by amendment.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 27, 2000.

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

    Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
              /s/ FRANK MARFINO                President, Chief Executive Officer    October 27, 2000
    ------------------------------------         and Director of Community
                Frank Marfino                    Distributors, Inc. and CDI
                                                 Group, Inc.

             /s/ MARK H. DEBLOIS               Director of Community                 October 27, 2000
    ------------------------------------         Distributors, Inc. and CDI
               Mark H. DeBlois                   Group, Inc.

           /s/ HARVEY P. MALLEMENT             Director of Community                 October 27, 2000
    ------------------------------------         Distributors, Inc. and CDI
             Harvey P. Mallement                 Group, Inc.