Form 10-K/A
period 2000-07-29
COMMUNITY DISTRIBUTORS INC; CDI GROUP INC
filed 2000-11-13
CIK 774492, 940727

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  The following items were the subject of a Form 12b-25 and are included herein:
                                                              Items 6, 7A and 8.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                        COMMISSION FILE NUMBER: 0-21379

                          COMMUNITY DISTRIBUTORS, INC.
                                CDI GROUP, INC.

           (Exact Names of Registrants as Specified in Their Charter)

                                                                        22-1833660
                     DELAWARE                                           22-3349976
                     --------                                           ----------
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                           Identification No.)

    800 COTTONTAIL LANE, FRANKLIN TOWNSHIP, SOMERSET, NEW JERSEY 08873-1227
                    (Address of Principal Executive Offices)
               Registrant's telephone number, including area code
                                 (732) 748-8900
                            ------------------------

       Securities registered pursuant to Section 12(b) of the Act:  NONE

               TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------  --------------------------------------------------
                       None                                                None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................      3

Item 2.   Properties..................................................     12

Item 3.   Legal Proceedings...........................................     13

Item 4.   Submission of Matters to a Vote of Securityholders..........     13

                                    PART II

Item 5.   Market for Registrants' Common Equity and Related
          Stockholder Matters.........................................     14

Item 6.   Selected Historical Financial Data..........................     14

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     17

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     28

Item 8.   Financial Statements and Supplementary Data.................     29

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     56

                                    PART III

Item 10.  Directors and Executive Officers of the Registrants.........     57

Item 11.  Executive Compensation......................................     59

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     61

Item 13.  Certain Relationships and Related Transactions..............     64

                                    PART IV

Item 14.  Exhibits and Financial Statement Schedules..................     67

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

    DRUG FAIR. Drug Fair is a chain of 36 large-format drugstores with an average store size of approximately 17,000 square feet. All of the stores contain a pharmacy in the rear of the store, which is the focal point of the store layout. In fiscal 2000, the Company's pharmacies (including four at Cost Cutters locations) filled over 2.0 million prescriptions, an average weekly volume of approximately 1,000 prescriptions per pharmacy, and pharmacy sales increased 18.7% over fiscal 1999. Currently, approximately 84.4% of the Company's prescription sales are made to participants in managed health care plans and other third-party payer plans ("Third-Party Plans"). Drug Fair's strategy is to utilize large-format stores to capitalize on the increased customer traffic associated with its growing pharmacy business to increase sales of higher margin non-pharmacy merchandise, including health and beauty care items, housewares, greeting cards, stationery, candy and seasonal items. General merchandise accounted for approximately 53.2% of Drug Fair revenues in fiscal 2000. Drug Fair stores are primarily located in neighborhood shopping centers that are easily accessible and generate significant customer traffic.

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

    The following table sets forth the approximate percentage of revenues attributable to each major product category at Drug Fair and Cost Cutters stores during fiscal 2000:

                                                              PERCENTAGE OF FISCAL 2000
                                                                  SALES BY CATEGORY
                                                              --------------------------
CATEGORY:                                                      DRUG FAIR    COST CUTTERS
---------                                                     -----------   ------------
Pharmacy....................................................      43.6%          9.9%
Health and Beauty Care and OTC Pharmaceuticals..............      15.0          21.8
Other Merchandise...........................................       9.9          11.0
Housewares..................................................       7.2          15.9
Stationery and Greeting Cards...............................       7.0          12.4
Candy, Food and Beverage....................................       6.4           9.7
Seasonal and Promotional....................................       7.4          13.7
Cosmetics...................................................       3.5           5.6
                                                                 -----         -----
                                                                 100.0%        100.0%
                                                                 =====         =====

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

    PHARMACY. In fiscal 2000, the Company's pharmacies filled over 2.0 million prescriptions, representing an average weekly volume of approximately 1,000 prescriptions per pharmacy, and pharmacy sales increased 18.7% over fiscal 1999. Currently, approximately 84.4% of prescription volume results from sales to Third-Party Plan participants. The Company offers discounts on prescriptions to senior citizens, who accounted for approximately 7.4% of prescription sales volume in fiscal 2000.

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

    The Company monitors sales at its 51 stores through a point-of-sale network, utilizing IBM Chain Sales software and hardware, which links store terminals to a central computer located at the Company's headquarters. The Company uses this system to provide management with detailed information on individual store operations on a daily basis.

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

ITEM 2. PROPERTIES

    The Company's stores by location, fiscal year opened, fiscal year refurbished and size were as follows on October 27, 2000:

                                                        FISCAL YEAR        SQUARE
LOCATION                                             OPENED/REFURBISHED   FOOTAGE
--------                                             ------------------   --------
                                    DRUG FAIR
South Plainfield...................................      1959/1994         21,250
Manville...........................................      1965/1991         20,000
Old Bridge.........................................      1969/1992         16,527
Edison.............................................      1970/1992         15,000
Freehold...........................................      1970/1974         16,000
Westfield..........................................      1972/1991         23,424
Aberdeen...........................................      1974/1993         11,620
Fairfield..........................................      1976/1991         19,600
Hazlet.............................................      1976/1991         12,000
Berkeley Heights...................................      1977/1993         16,800
Milburn............................................      1977/1992         21,112
Warren.............................................      1978/1991         15,000
Wyckoff............................................      1981/1995         15,960
Rahway.............................................      1983/1993         13,900
Isellin............................................      1985/1993         16,265
Englewood..........................................      1988/1992         13,440
Cranford...........................................         1989/-         13,661
Oakland............................................         1989/-         20,205
Middlesex..........................................         1991/-         23,000
Stirling...........................................         1993/-         15,777
Verona.............................................         1995/-         17,200
Chatham............................................         1995/-         20,800
Clifton............................................         1996/-         11,200
Ramsey.............................................         1996/-         17,000
Somerset...........................................         1996/-         18,050
Plainfield.........................................         1997/-         18,000
Hillside...........................................         1998/-         17,600
Florham Park.......................................         1998/-         12,750
North Arlington....................................         1999/-         15,500
Fairview...........................................         1999/-         14,225
Port Monmouth......................................         1999/-         16,450
Belleville.........................................         1999/-         19,000
Clifton............................................         1999/-         16,000
Wayne..............................................         2000/-         17,993
Sayreville.........................................         2000/-         17,500

                                                        FISCAL YEAR        SQUARE
LOCATION                                             OPENED/REFURBISHED   FOOTAGE
--------                                             ------------------   --------
Morris Plains......................................         2000/-         17,300
Little Falls.......................................         2001/-         12,500
                                   COST CUTTERS
Norwood............................................      1983/1992         24,630
Bricktown..........................................      1984/1993         26,878
Middletown.........................................      1984/1993         27,988
Hamilton...........................................      1985/1993         33,300
Union..............................................      1985/1994         35,217
West Long Branch...................................      1986/1996         27,113
Wall...............................................      1987/1993         30,000
Hillsborough.......................................      1990/1994         20,600
Parsippany.........................................         1991/-         29,575
Lacey..............................................         1992/-         34,000
Wayne..............................................         1992/-         29,000
Ocean..............................................         1993/-         36,890
Toms River.........................................         1994/-         34,000
Elizabeth..........................................         1995/-         25,000
Lincoln Park.......................................         1995/-         30,100

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

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

                     SELECTED FINANCIAL DATA OF THE COMPANY

    The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the periods in the five-year period ended July 29, 2000, are derived from the audited financial statements of the Company. The financial statements for fiscal 1996, fiscal 1997, fiscal 1998, fiscal 1999 and fiscal 2000 have been audited by PricewaterhouseCoopers, LLP. The selected financial and other data presented below under the caption "Other Data" as of and for all of the periods presented, are unaudited.

    The selected financial data presented below should be read in conjunction with the audited financial statements and the related notes thereto of the Company for fiscal 1998, fiscal 1999, and fiscal 2000 appearing elsewhere in this Report. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                       TWELVE          TWELVE          TWELVE          TWELVE          TWELVE
                                       MONTHS          MONTHS          MONTHS          MONTHS          MONTHS
                                        ENDED           ENDED           ENDED           ENDED           ENDED
                                    JULY 28, 1996   JULY 26, 1997   JULY 25, 1998   JULY 31, 1999   JULY 29, 2000
                                    -------------   -------------   -------------   -------------   -------------
Net sales.........................    $215,731        $231,033        $248,242        $275,270        $292,513
Cost of sales.....................     152,645         163,157         173,648         197,812         212,067
                                      --------        --------        --------        --------        --------
Gross profit......................      63,086          67,876          74,594          77,458          80,446
Selling, general and
  administrative expense..........      47,487          50,831          56,074          62,317          65,021
Other income, net.................         353             401             579             805             440
Administrative fees...............         250             250             250             250             250
Depreciation and
  amortization(1).................       4,341           4,399           5,386           5,910           5,915
                                      --------        --------        --------        --------        --------
Operating income..................      11,361          12,797          13,463           9,786           9,700
Interest expense, net.............       3,998           3,018           6,748           8,033           8,142
                                      --------        --------        --------        --------        --------
Income before income taxes........       7,363           9,779           6,715           1,753           1,558
Provision for income taxes........       3,659           5,216           3,679           1,574           1,510
                                      --------        --------        --------        --------        --------
Net income (loss).................    $  3,704        $  4,563        $  3,036        $    179        $     48
                                      ========        ========        ========        ========        ========

Balance Sheet Data (End of
  Period):
Working capital (unaudited).......    $ 11,196        $  9,875        $ 20,461        $ 16,684        $ 18,934
Total assets......................      84,931          81,256          91,282          90,495          94,859
Total debt........................      39,360          29,467          80,418          74,311          75,494
Stockholder's equity (deficit)....      22,772          27,335         (14,386)        (15,327)        (15,279)
Other Data (unaudited):
Ratio of earnings to fixed
  charges(2)......................        2.1x            2.7x            1.3x            1.2x            1.0x
Adjusted EBITDA(3)................    $ 16,913        $ 18,695        $ 18,566        $ 17,639        $ 18,214
Gross margin......................        29.2%           29.4%           30.1%           28.1%           27.5%
Adjusted EBITDA margin(4).........         7.8%            8.1%            7.5%            6.4%            6.2%
Capital expenditures..............    $  2,887        $  1,287        $  3,525        $  5,435        $  4,359
Pharmacy sales growth.............        10.8%           16.3%           15.4%           24.2%           18.7%
Pharmacy sales as a % of total....        22.1            24.1            25.8%           28.9%           32.3%
Third-Party Plan sales as a % of
  pharmacy sales..................        61.5%           70.1%           74.8%           79.9%           83.8%
Store data (unaudited):
Number of stores at end of period:
  Drug Fair.......................          25              26              28              32              36
  Cost Cutters....................          17              17              17              17              15
                                      --------        --------        --------        --------        --------
  Total...........................          42              43              45              49              51
                                      ========        ========        ========        ========        ========
Same-store sales growth
  (unaudited)(5):
  Drug Fair.......................         3.5%            6.7%            6.9%            7.7%            5.3%
  Cost Cutters....................         0.9             2.7             3.9%            0.0%           (1.3%)
                                      --------        --------        --------        --------        --------
  Total...........................         2.4%            4.8%            5.5%            4.3%            2.8%
                                      ========        ========        ========        ========        ========

------------------------

(1) Depreciation and amortization amounts for the periods set forth include amortization of goodwill, beneficial leasehold intangibles, deferred financing costs incurred and pharmacy customer lists.

(2) The ratio of earnings to fixed charges is computed by adding fixed charges (interest and one-third of rental expenses, which the Company believes is representative of that portion of rental expenses attributable to interest) to income before income taxes and dividing that sum by the sum of the fixed charges.

(3) Adjusted EBITDA represents net income plus depreciation and amortization, income taxes, net interest expense, non-cash LIFO reserves against inventory and non-cash rental expense. Changes in LIFO inventory reserves and non-cash rental expense are excluded in Adjusted EBITDA because they reflect non-cash expense that do not directly impact the ability of the Company to service its debt obligations. While Adjusted EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities (as defined by generally accepted accounting principles), or other measurements determined by generally accepted accounting principles, in analyzing the Company's operating performance, financial position or cash flows, the Company has included Adjusted EBITDA because management understands that it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Unlike net income or EBITDA, Adjusted EBITDA may not be a measure of the ultimate profitability of a company, and may not be as meaningful to other investors or analysts. In addition, the method of calculating Adjusted EBITDA set forth above may be different from calculations of Adjusted EBITDA employed by other companies and, accordingly, may not be directly comparable to such other calculations.

    The Adjusted EBITDA calculations for the periods presented are as follows:

                               TWELVE          TWELVE          TWELVE          TWELVE          TWELVE
                               MONTHS          MONTHS          MONTHS          MONTHS          MONTHS
                                ENDED           ENDED           ENDED           ENDED           ENDED
                            JULY 28, 1996   JULY 26, 1997   JULY 25, 1998   JULY 31, 1999   JULY 29, 2000
                            -------------   -------------   -------------   -------------   -------------
Net income (loss).........     $ 3,704         $ 4,563         $ 3,037         $   179         $    48
Provision for income
  taxes...................       3,659           5,216           3,678           1,574           1,510
Interest expense, net.....       3,998           3,018           6,748           8,033           8,142
Depreciation and
  amortization............       4,341           4,399           5,386           5,910           5,915
Non-cash rent expense.....         552             413             523             585             641
Change in LIFO reserve....         659           1,086            (806)          1,358           1,958
                               -------         -------         -------         -------         -------
Adjusted EBITDA...........     $16,913         $18,695         $18,566         $17,639         $18,214
                               =======         =======         =======         =======         =======

(4) Adjusted EBITDA margin is calculated as the amount of Adjusted EBITDA for a period divided by net sales for such period. While Adjusted EBITDA margin should not be construed as a substitute for gross margin, or other measurements determined by generally accepted accounting principles, in analyzing the Company's operating performance, financial position or cash flows, the Company has included presentation of Adjusted EBITDA margin because management believes it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Management believes that Adjusted EBITDA margin is a meaningful supplement to gross margin because it measures the Company's profitability on a cash flow basis, which is material to a determination of the Company's ability to service its debt.

(5) Same-store sales growth is calculated based on net sales for stores open for the whole of the indicated and the previous period.

                 SELECTED FINANCIAL DATA OF THE HOLDING COMPANY
                                CDI GROUP, INC.
                      SUMMARY FINANCIAL AND OPERATING DATA

                                       TWELVE          TWELVE          TWELVE          TWELVE          TWELVE
                                       MONTHS          MONTHS          MONTHS          MONTHS          MONTHS
                                        ENDED           ENDED           ENDED           ENDED           ENDED
                                    JULY 28, 1996   JULY 26, 1997   JULY 25, 1998   JULY 31, 1999   JULY 29, 2000
                                    -------------   -------------   -------------   -------------   -------------
Statement of Operations Data:
Net sales.........................    $215,731        $231,033        $248,242        $275,270        $292,513
Cost of sales.....................     152,645         163,157         173,648         197,812         212,067
                                      --------        --------        --------        --------        --------
Gross profit......................      63,086          67,876          74,594          77,458          80,446
Selling, general and
  administrative expense..........      47,487          50,831          56,074          62,317          65,021
Other income, net.................         353             401             579             805             440
Administrative fees...............         250             250             250             250             250
Depreciation and Amortization.....       4,341           4,399           5,386           5,910           5,915
                                      --------        --------        --------        --------        --------
Operating income..................      11,361          12,797          13,463           9,786           9,700
Interest expense, net.............       5,326           4,586           8,423           9,878          10,172
                                      --------        --------        --------        --------        --------
Income (loss) before income
  taxes...........................       6,035           8,211           5,040             (92)           (472)
Provision (benefit) for income
  taxes...........................       3,442           4,433           3,109             947             833
                                      --------        --------        --------        --------        --------
Net Income (loss).................    $  2,593        $  3,778        $  1,931        $ (1,039)       $ (1,305)
                                      ========        ========        ========        ========        ========

Balance Sheet Data (End of Period)
Working capital (unaudited).......    $ 11,656        $ 10,363        $ 22,356        $ 17,537        $ 19,644
Total assets......................      84,950          81,332          90,668          90,633          95,347
Total debt........................      54,782          46,301          98,935          95,569          96,667
Stockholders' equity (deficit)....       7,077          10,855         (32,214)        (34,373)        (35,678)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

    This Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, including, but not limited to, (i) statements about possible changes in the rate of increase of pharmacy sales to Third Party Plans as a percentage of total pharmacy sales, and its impact on profitability; (ii) the ability of the Company to meet its debt service obligations and to fund anticipated capital expenditures and working capital requirements in the future; and (iii) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the judgment of the Company and of the Holding Company as of the date of this Annual Report on Form 10-K, and the Company and the Holding Company caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed under the heading "Certain Risks" below and throughout this document and previous filings with the SEC.

RESULTS OF OPERATIONS

    As discussed in Note 10 to the Financial Statements, the Company has restated its financial statements for fiscal year ended July 31, 1999 to adjust for an understatement of accounts payable. The impact is to reduce gross profit and net income by $1 million and $600,000, respectively. The information set forth in "Selected Historical Financial Data" and the discussion set forth below regarding results of operations for 1999 gives effect to this restatement.

COMPARISON OF FISCAL 2000 WITH FISCAL 1999

    Net sales for fiscal 2000 were $292.5 million as compared to $275.3 million for fiscal 1999, an increase of $17.2 million, or 6.2%. The results for fiscal 2000 include fifty-two weeks while the results for fiscal 1999 include fifty-three weeks. Net sales for fiscal 1999 exclusive of the fifty-third week ("Comparable fiscal 1999") were $270.5 million as compared to $292.5 million for fiscal 2000, an increase of $22.0 million, or 8.1%. This increase, which includes a 2.8% increase in same store sales on a comparable fifty-two week basis, was primarily due to (i) a 2.6% increase in sales of non-pharmacy products from $193.0 million for Comparable fiscal 1999 to $198.0 million for fiscal 2000, and (ii) a 21.2% increase in pharmacy sales from $78.0 million for Comparable fiscal 1999 to $94.5 million for fiscal 2000, including a 27.8% increase in pharmacy sales to Third-Party Plan customers from $62.3 million for Comparable fiscal 1999 to $79.6 million for fiscal 2000. The Company attributes the increase in net sales of non-pharmacy products to the opening of three new store locations, the acquisition of the inventory and the customer lists of two independent pharmacies offset by the closing of one Cost Cutters store during fiscal 2000 in addition to the opening of five new store locations and the acquisition of the inventory and the customer lists of two independent pharmacies during Comparable fiscal 1999, as well as to increased customer traffic in the Company's stores associated with the increase in total pharmacy sales. The number of prescriptions filled (including prescriptions filled for Third-Party Plan customers) was approximately 2,037,000 for fiscal 2000 as compared to approximately 1,843,000 for Comparable fiscal 1999, an increase of approximately 194,000, or 10.5%. The number of prescriptions filled for Third-Party Plan customers increased to approximately 1,706,000 for fiscal 2000, as compared to 1,482,000 for Comparable fiscal 1999, an increase of approximately 224,000, or 15.1%. Pharmacy sales to non-Third-Party Plan customers were $14.9 million for fiscal 2000 as compared to $15.7 million for Comparable fiscal 1999, a decrease of $0.8 million, or 5.1%. This decrease was the result of improved retail prices on pharmacy products, offset by a greater amount of participation of the Company's customers in Third-Party Plans which resulted in a decrease in the volume of pharmacy products sold to non-Third-Party Plan customers from approximately 361,000 in Comparable fiscal 1999 to approximately 331,000 in fiscal 2000.

    Gross profit was $80.4 million for fiscal 2000, as compared to $77.5 million for fiscal 1999, an increase of $2.9 million, or 3.7%. Gross profit as a percentage of net sales was 27.5% for fiscal 2000 as compared to 28.2% for fiscal 1999. This 0.7% decrease in gross profit as a percentage of sales was due primarily to (i) pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, representing a higher percentage of total sales in fiscal 2000 as compared to fiscal 1999, (ii) the incurrence of an increase in LIFO reserve in fiscal 2000 of $2.0 million as compared to an increase in LIFO reserve in fiscal 1999 of $1.4 million, and (iii) a decline in the margin on non-pharmacy merchandise due to greater competition in the Company's market and increased markdowns on seasonal merchandise.

    Gross profit on total pharmacy sales (including sales to Third-Party Plan customers) was $19.0 million for fiscal 2000 as compared to $16.6 million for fiscal 1999, an increase of $2.4 million, or 14.5%, which was primarily the result of an increase in sales on a same store basis combined with the maturing of new stores opened in the Company's last three fiscal years. Gross profit on sales to Third-Party Plan customers was $13.3 million for fiscal 2000 as compared to $10.7 million for fiscal 1999, an increase of $2.6 million, or 24.3%, which was primarily the result of an increase in sales of prescriptions to Third-Party Plan customers as a percentage of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third-Party Plan customers was $5.7 million for fiscal 2000 as compared to $5.9 million for fiscal 1999, a decrease of $0.2 million, or 3.4%, which was primarily the result of a decrease in sales of prescriptions to Third-Party Plan customers as a percentage of total sales of prescriptions.

    Although management expects that sales to Third-Party Plan customers as a percentage of total pharmacy sales will continue to increase, management believes that as this rate of increase slows, margins will stabilize, resulting in pharmacy gross profit growth that more closely approximates pharmacy sales growth rates. Management believes that the rate of increase in sales to Third-Party Plan customers as a percentage of total pharmacy sales will slow because the current growth rate, if continued, would reach the point at which almost all members of the population who may be eligible for enrollment in Third-Party Plans will be so covered. However, management believes there will always be some pharmacy customers who do not enroll in Third-Party Plans. The Company is unable to estimate when this increase will slow, or stop, if at all. Because of the lower margins on prescription sales to Third-Party Plan participants, management believes that the increase in Third-Party Plan prescription sales as a percentage of total pharmacy sales will negatively impact profit margin, although this may be partly or wholly offset by the increases in non-pharmacy sales that may result from increased floor traffic associated with increased pharmacy sales. There can be no assurance, however, that the increase in Third-Party Plan prescription sales as a percentage of total prescription sales will continue, or that any resulting decrease in pharmacy margins will be offset by higher margins on non-pharmacy merchandise.

    Gross profit on non-pharmacy sales was $61.4 million for fiscal 2000 as compared to $60.9 million for fiscal 1999, an increase of $0.5 million or 0.8%. Gross profit as a percentage of non-pharmacy sales was 31.0% for fiscal 2000 as compared to 31.1% for fiscal 1999, a decrease of 0.1%. This 0.1% decrease in gross profit as a percentage of sales is due primarily to the fact that the Company incurred an increase in LIFO reserve in fiscal 2000 of $2.0 million as compared to an increase in LIFO reserve in fiscal 1999 of $1.4 million, to a decline in the margin on non-pharmacy merchandise due to greater competition in the Company's market and to an increase in the amount of markdowns taken on seasonal merchandise.

    Selling, general and administrative expense as a percentage of net sales was 22.2% for fiscal 2000 as compared to 22.6% during fiscal 1999. Excluding the one-time consulting engagement fees paid in the amount of $0.4 million during fiscal 1999, selling, general and administrative expense as a percentage of sales was 22.2% for fiscal 2000 as compared to 22.5% for fiscal 1999, a decrease of 0.3%. This decrease in selling, general and administrative expense as a percentage of net sales is primarily due to a greater rate of growth of total net sales from fiscal 1999 to fiscal 2000 of 6.2% as compared to the increase in total selling, general and administrative expense from $62.3 million for fiscal 1999 to $65.0 million for fiscal 2000, or an increase of 4.3%.

    Depreciation and amortization expense for fiscal 2000 and fiscal 1999 was $5.9 million. This increase resulted from the higher level of depreciation expense associated with the number of stores opened during the current and two prior fiscal years as well as due to the increased level of expenditures to implement new technologies.

    Other income, net was $0.4 million for fiscal 2000 as compared to $0.8 million for fiscal 1999, a decrease of $0.4 million, which is the result of the one-time gain on the repurchase of an aggregate of $6.0 million in aggregate principal amount of Senior Notes in fiscal 1999.

    The Company's net interest expense was $8.1 million for fiscal 2000 as compared to $8.0 million for fiscal 1999, an increase of $0.1 million, or 1.3%, resulting from higher average balances borrowed against the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $2.0 million during fiscal 2000 as compared to $1.8 million during fiscal 1999, an increase of $0.2 million, resulting from the compounding of interest on the outstanding subordinated debt.

    The Company's provision for income taxes was $1.5 million for fiscal 2000 as compared to $1.6 million for fiscal 1999, a decrease of $0.1 million, or 6.3%, which was primarily the result of the lower income before income taxes in fiscal 2000. The Holding Company experienced a benefit from income taxes of $0.7 million in fiscal 2000 as compared to a benefit of $0.8 million in fiscal 1999 related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to amortization of goodwill and of beneficial leaseholds that are not deductible when calculating taxable income.

    The Company had no net income or loss during fiscal 2000 as compared to net income of $0.2 million for fiscal 1999, a decrease of $0.2 million, which is primarily due to lower operating income and to increased levels of interest, depreciation and amortization incurred. The Holding Company incurred a net loss of $1.3 million for fiscal 2000 as compared to a net loss of $1.2 million during fiscal 1999, an increase in the net loss of $0.1 million due to the higher amount of accrued interest on the subordinated notes.

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

    Gross profit was $77.5 million for fiscal 1999, as compared to $74.6 million for fiscal 1998, an increase of $2.9 million, or 3.9%. Gross profit as a percentage of net sales was 28.2% for fiscal 1999 as compared to 30.1% for fiscal 1998. This 1.9% decrease in gross profit as a percentage of sales was due primarily to (i) pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, representing a higher percentage of total sales in fiscal 1999 as compared to fiscal 1998, (ii) the incurrence of an increase in LIFO reserve in fiscal 1999 of $1.4 million as compared to a decrease in

LIFO reserve in fiscal 1998 of $0.8 million, and (iii) a decline in the margin on non-pharmacy merchandise due to greater competition in the Company's market.

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

    Gross profit on non-pharmacy sales was $60.9 million for fiscal 1999 as compared to $61.4 million for fiscal 1998, a decrease of $0.5 million, or 0.8%. Gross profit as a percentage of non-pharmacy sales was 31.1% for fiscal 1999 as compared to 33.4% for fiscal 1998, a decrease of 2.2%. This 2.2% decrease in gross profit as a percentage of sales is due primarily to the fact that the Company incurred an increase in LIFO reserve in fiscal 1999 of $1.4 million as compared to a decrease in LIFO reserve in fiscal 1998 of $0.8 million, and to a decline in the margin on non-pharmacy merchandise due to greater competition in the Company's market.

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

    The Company's provision for income taxes was $1.6 million for fiscal 1999 as compared to $3.7 million for fiscal 1998, a decrease of $2.1 million, or 56.8%, which was primarily the result of the lower income before income taxes in fiscal 1999. The Holding Company experienced a benefit from income taxes of $0.8 million in fiscal 1999 and $0.6 million in fiscal 1998 related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to amortization of goodwill and of beneficial leaseholds which are not deductible when calculating taxable income.

    The Company's net income for fiscal 1999 was $0.2 million as compared to net income of $3.0 million for fiscal 1998, a decrease of $2.8 million, which is primarily due to lower operating income and to increased levels of interest, depreciation and amortization incurred. The Holding Company incurred a net loss of $1.2 million for fiscal 1999 as compared to a net loss of $1.1 million during fiscal 1998, an increase of $0.1 million, principally as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

    During fiscal 2000, cash from operations was $3.1 million as compared to cash used by operations of $2.6 million during fiscal 1999, an increase in cash from operations of $5.7 million. The increase in cash from operations is primarily the result of a lower net income, a lower investment in inventory related to the lower rate of new store openings during fiscal 2000 as compared to fiscal 1999, a lower growth in Third-Party Plan prescription receivables, an increase in the deferred tax liability, an increase in prepaid expenses, and an increase in the deferred tax liability, offset by a greater amount of supplier advances received and an increase in accounts payable and accrued expenses. Cash used in investing activities was $5.3 million during fiscal 2000 as compared to $6.1 million during fiscal 1999, an increased use of cash of $0.8 million, which was the result of a lower level of expenditures related to fewer new store openings in fiscal 2000 as compared to fiscal 1999, offset by a greater amount of expenditures to purchase independent pharmacies in fiscal 2000 as compared to fiscal 1998. Cash provided by financing activities was $2.4 million during fiscal 2000 as compared to cash used in financing activities of $1.8 million during fiscal 1999. During fiscal 2000, the cash provided by financing activities resulted from the net proceeds of borrowings on the Company's revolving line of credit in the amount of $0.1 million and a cash overdraft of $2.3 million while the cash used in financing activities during fiscal 1999 consisted primarily of net revolver borrowings of $1.2 million and a cash overdraft of $3.6 million offset by $5.6 million used for the repurchase of $6.0 million aggregate principal amount of Senior Notes and $1.1 million used for the payment of a dividend to the common shareholders of the Holding Company.

    During fiscal 1999, cash used in operations was $2.6 million as compared to cash provided by operations of $10.5 million during fiscal 1998, an increased use of cash of $13.4 million. The increase in cash used in operations is the result of lower net income, as well as the higher level of investment in inventory related to the significant increase in pharmacy sales, the improvement of the replenishment rate to the Company's stores from its warehouse, and for the opening of five new stores, in addition to the slower collection of Third-Party Plan prescription receivables due to the bankruptcy filing of The Pharmacy Fund, Inc. with whom the Company had an arrangement to factor its Third-Party Plan prescription receivables until September 9, 1998. Cash used in investing activities was $6.1 million during fiscal 1999 as compared to $3.8 million during fiscal 1998, an increased use of cash of $2.3 million, which was the result of the opening of five new store locations during fiscal 1999 as compared to the opening of two new store locations during fiscal 1998. Cash used in financing activities was $1.8 million during fiscal 1999 as compared to cash provided by financing activities of $2.2 million during fiscal 1998. During fiscal 1998, the cash provided by financing activities resulted from the net proceeds, after payment of a dividend of approximately $45.0 million to the common shareholders of the Holding Company, of the issuance of the $80.0 million aggregate principal amount of Senior Notes. The cash used in financing activities during fiscal 1999 consisted primarily of net revolver borrowings of $1.2 million and a cash overdraft of $3.6 million offset by $5.6 million used for the repurchase of $6.0 million aggregate principal amount of Senior Notes and $1.1 million used for the payment of a dividend to the common shareholders of the Holding Company.

    Historically, cash flows from operations, augmented when necessary by borrowing under the Company's commercial loan facilities, have been sufficient to fund working capital needs, investing activities (consisting primarily of capital expenditures) and financing activities (normal debt service consisting of interest payments and repayments of term and revolving loans outstanding). Working capital was $18.9 million, $16.9 million, $20.5 million and $9.9 million on July 29, 2000, July 31, 1999, July 25, 1998, and July 26, 1997,
respectively.

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

    In the last few years, the Company's capital requirements primarily resulted from opening and stocking new stores, remodeling and refurbishing existing stores and continuing development of new management information systems. The Company has opened 26 new stores since 1990. The Company estimates that the average initial new store investment is between $0.3 million and $0.6 million, not including inventory costs which may range from $0.4 million to $0.5 million. Such costs may be slightly higher in the event that the Company elects to purchase prescription customer files from existing drugstores in the area in which such stores are opened. Depending on the availability of suitable locations, the Company intends to open an average of three to five new Drug Fair stores annually over the next several years, and may open additional Drug Fair storefronts at Cost Cutters locations. In the event that the Company is successful in opening four new stores in each of the next several years, the Company could incur opening expenses of between approximately $2.8 million and approximately $4.4 million (including inventory costs). Since fiscal 1995, new Drug Fair stores have not been profitable on an operating basis (that is, prior to the allocation of corporate overhead) until 36 months after opening, on average.

    Of the Company's 51 stores, 30 have been opened since 1989 and all of the remaining 21 stores have been refurbished since 1991. The total cost of this refurbishment program was approximately $3.0 million or approximately $125,000 per store. The Company also spends approximately $0.5 million annually to update its point of sale network and other management information systems and, as part of this effort, the Company completed the installation of the remaining modules of a comprehensive processing system from JDA in late September 1998.

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

    The Company believes that, based on anticipated levels of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes, when due and to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of fiscal 2001. The Company's ability to make scheduled payments of principal or interest on, or to refinance, its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. Although the Company's cash flow and borrowings under its credit facility are intended to cover the Company's debt service obligations and working capital requirements over the near term, the Company's current credit facility does not mature until October 2002, and the Senior Notes do not mature until October 2004. Accordingly, the Company's principal financing expenses over the near term are expected to relate to the payment of interest on such indebtedness. The Company expects that substantially all of its borrowings under its current credit facility will bear interest at floating rates, therefore, the Company's financial condition will be affected by any changes in prevailing interest rates. Because (i) the Company has not guaranteed the obligations of the Holding Company under its outstanding Subordinated Notes (as defined below), (ii) no interest is payable on the Subordinated Notes until their maturity, and
(iii) the maturity date of the Subordinated Notes is subsequent to the maturity date of the Senior Notes, the Company does not believe that its liquidity will be materially affected by the Holding Company's obligations under the Subordinated Notes, during the term of the Senior Notes.

    The Company entered into its current $20.0 million credit facility simultaneously with the consummation of the sale of the Senior Notes. As of July 29, 2000, the Company had outstanding borrowings under the credit facility of $1.3 million. In addition, the Company believes that as of July 29, 2000, the Company's borrowing base (as defined under the credit facility) was sufficient to support borrowings of up to $20.0 million under such facility. The Company's credit facility is being used primarily for working capital purposes.

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

INFLATION

    The Company believes that inflation has not had a material impact on results of operations for the Company during the three year period ended July 29, 2000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          COMMUNITY DISTRIBUTORS, INC.
                              FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Report of independent accountants...........................     30

Balance sheets at July 31, 1999, and July 29, 2000..........     31

Statements of income for the years ended July 25, 1998,
  July 31, 1999, and July 29, 2000..........................     32

Statements of cash flows for the years ended July 25, 1998,
  July 31, 1999, and July 29, 2000..........................     33

Statements of stockholder's deficit for the years ended
  July 25, 1998, July 31, 1999, and July 29, 2000...........     34

Notes to financial statements...............................     35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of
Community Distributors, Inc.:

    In our opinion, after the restatement as described in Note 10 the accompanying balance sheets and the related statements of income, cash flows and stockholder's deficit present fairly, in all material respects, the financial position of Community Distributors, Inc. at July 29, 2000 and July 31, 1999, and the results of its operations and its cash flows for each of the three years in the period ended July 29, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
November 13, 2000

                          COMMUNITY DISTRIBUTORS, INC.

                                 BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   AT              AT
                                                              JULY 31, 1999   JULY 29, 2000
                                                              -------------   -------------
ASSETS:
Current Assets:
Cash and cash equivalents...................................     $    285        $    464
Accounts receivable.........................................        5,240           7,356
Inventories.................................................       35,787          37,076
Prepaid expenses and other current assets...................        1,013           1,625
                                                                 --------        --------
  Total current assets......................................       42,325          46,521
                                                                 --------        --------
Property and Equipment:
Leasehold improvements......................................        7,943           8,940
Furniture, fixtures and equipment...........................       13,275          16,130
Automobiles and trucks......................................          761             882
                                                                 --------        --------
                                                                   21,979          25,952
Less: Accumulated depreciation and amortization.............       (9,118)        (12,114)
                                                                 --------        --------
Property and equipment, net.................................       12,861          13,838
                                                                 --------        --------
Beneficial leaseholds, net..................................        1,063             751
Other assets................................................          920           1,708
Deferred financing costs, net...............................        2,659           2,139
Deferred tax assets.........................................          980           2,130
Goodwill, net...............................................       29,687          27,772
                                                                 --------        --------
  Total assets..............................................     $ 90,495        $ 94,859
                                                                 ========        ========

LIABILITIES AND STOCKHOLDER'S DEFICIT:
Current Liabilities:
Revolver Borrowings.........................................     $  1,200        $  1,250
Accounts payable............................................       15,357          17,220
Accrued liabilities.........................................        5,796           5,450
Deferred tax liabilities....................................        1,950           2,452
Current portion of supplier advances........................          653             993
Income taxes payable........................................          485             222
                                                                 --------        --------
  Total current liabilities.................................       25,441          27,587
Long-term debt..............................................       74,000          74,000
Supplier advances, net of current portion...................        1,803           2,762
Other liabilities...........................................        2,629           3,195
Due to parent...............................................        1,949           2,594
                                                                 --------        --------
  Total liabilities.........................................      105,822         110,138
                                                                 ========        ========
Commitments and contingencies

STOCKHOLDER'S DEFICIT:
Common stock, $.01 par value, 1,000 shares authorized,
  issued and outstanding....................................           --              --
Additional paid-in capital..................................           --              --
Retained earnings...........................................        2,215           2,263
Distribution in excess of capital...........................      (17,542)        (17,542)
                                                                 --------        --------
  Total stockholder's deficit...............................      (15,327)        (15,279)
                                                                 --------        --------
  Total liabilities and stockholder's deficit...............     $ 90,495        $ 94,859
                                                                 ========        ========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                              STATEMENTS OF INCOME

                             (DOLLARS IN THOUSANDS)

                                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                               JULY 25, 1998        JULY 31, 1999        JULY 29, 2000
                                             ------------------   ------------------   ------------------
Net sales..................................       $248,242             $275,270             $292,513
Cost of sales..............................        173,648              197,812              212,067
                                                  --------             --------             --------
  Gross profit.............................         74,594               77,458               80,446
Selling, general and administrative
  expenses.................................         56,074               62,317               65,021
Administrative fees........................            250                  250                  250
Depreciation and amortization..............          5,386                5,910                5,915
Other income, net..........................            579                  805                  440
                                                  --------             --------             --------
  Operating income.........................         13,463                9,786                9,700
Interest expense, net......................          6,748                8,033                8,142
                                                  --------             --------             --------
  Income before income taxes...............          6,715                1,753                1,558
Provision for income taxes.................          3,678                1,574                1,510
                                                  --------             --------             --------
  Net income...............................       $  3,037             $    179             $     48
                                                  ========             ========             ========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                              FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                                JULY 25, 1998        JULY 31, 1999        JULY 29, 2000
                                                              ------------------   ------------------   ------------------
Cash flows from operating activities:
  Net income................................................       $  3,037             $    179             $     48
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization...........................          4,586                5,058                5,705
    Amortization of deferred financing costs................            800                  767                  520
    Deferred rent liabilities...............................            523                  585                  641
    LIFO provision..........................................           (806)               1,358                1,958
    Gain on repurchase of senior notes......................             --                 (395)                  --
    Gain on sale of property and equipment..................             --                   --                   63
    Changes in operating assets and liabilities:
      Accounts receivable...................................          1,535               (4,161)              (2,116)
      Inventories...........................................          1,793               (7,899)              (3,247)
      Prepaid expenses and other current assets.............             72                   --                 (612)
      Other assets..........................................           (166)                 292                    2
      Deferred tax assets...................................            (34)                (234)              (1,150)
      Due to parent.........................................            549                  569                  645
      Deferred tax liabilities..............................          1,726                 (167)                 502
      Accounts payable and accrued liabilities..............         (1,228)                 308                 (812)
      Income taxes payable..................................           (503)                 485                 (263)
      Supplier advances.....................................         (1,556)                 759                1,299
      Other liabilities.....................................            193                  (74)                 (75)
                                                                   --------             --------             --------
    Net cash provided by (used in) operating activities.....         10,521               (2,570)               3,108
Cash flows used in investing activities:
  Capital expenditures......................................         (3,525)              (5,438)              (4,359)
  Acquisitions of pharmacy customer lists...................           (310)                (645)                (968)
  Proceeds from sale of fixed assets........................             --                    3                   19
                                                                   --------             --------             --------
    Net cash used in investing activities...................         (3,835)              (6,080)              (5,308)
Cash flows (used in) provided by financing activities:
  Proceeds from issuance of Senior Notes....................         80,000                   --                   --
  Distribution to parent....................................        (45,000)              (1,120)                  --
  Debt issuance costs paid..................................         (3,870)                  --                   --
  Proceeds from revolver borrowings.........................            900               41,960               64,650
  Payments made on revolver borrowings......................           (900)             (40,760)             (64,600)
  Repurchase of senior notes................................             --               (5,605)                  --
  Cash overdraft............................................             --                3,690                2,329
  Payments made on long-term debt...........................        (29,269)                  --                   --
  Capital received from parent..............................            353                   --                   --
                                                                   --------             --------             --------
    Net cash (used in) provided by financing activities.....          2,214               (1,835)               2,379
                                                                   --------             --------             --------
    Net increase (decrease) in cash and cash equivalents....          8,900              (10,485)                 179
Cash and cash equivalents beginning of period...............          1,870               10,770                  285
                                                                   --------             --------             --------
Cash and cash equivalents end of period.....................       $ 10,770             $    285             $    464
                                                                   ========             ========             ========

Supplemental disclosures of cash information:
  Cash paid during the period:
    Income taxes............................................       $  2,047             $    815             $  1,782
                                                                   ========             ========             ========
    Interest................................................       $  4,875             $  8,198             $  8,174
                                                                   ========             ========             ========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                                                                       DISTRIBUTION        TOTAL
                                                                 PAID-IN    RETAINED    IN EXCESS      STOCKHOLDER'S
                                            SHARES     AMOUNT    CAPITAL    EARNINGS    OF CAPITAL    EQUITY (DEFICIT)
                                           --------   --------   --------   --------   ------------   ----------------
Balance, July 26, 1997...................   1,000         --     $ 18,000   $ 9,335      $     --          $ 27,335
Net loss for three months ended October
  25, 1997...............................      --         --           --      (119)           --              (119)
Capital contribution from parent.........      --         --          242        --            --               242
Distribution to parent...................      --         --      (18,242)   (9,216)      (17,542)          (45,000)
Net income for the nine month period from
  October 26, 1997 to July 25, 1998......      --         --           --     3,156            --             3,156
                                            -----      -----     --------   -------      --------          --------
Balance, July 25, 1998...................   1,000         --           --     3,156       (17,542)          (14,386)
Net income...............................      --         --           --       179            --               179
Distribution to parent...................      --         --           --    (1,120)           --            (1,120)
                                            -----      -----     --------   -------      --------          --------
Balance, July 31, 1999...................   1,000         --           --     2,215       (17,542)          (15,327)
Net income...............................      --         --           --        48            --                48
                                            -----      -----     --------   -------      --------          --------
Balance, July 29, 2000...................   1,000      $  --     $     --   $ 2,263      $(17,542)         $(15,279)
                                            =====      =====     ========   =======      ========          ========

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ACCOUNTING YEAR

    The Company maintains its accounts on a 52-53 week fiscal year ending with the last Saturday in July. The years ended July 25, 1998 and July 29, 2000 each contained 52 weeks, respectively. The year ended July 31, 1999 contained 53 weeks.

REVENUE RECOGNITION

    Sales are net of returns and exclude sales tax. Revenues include sales from all stores operating during the period.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are considered by the Company to be financial instruments with maturities, when purchased, of three months or less, and are presented at cost which approximates fair value.

INVENTORIES

    Inventories are stated at the lower of cost, using the dollar-value, double extension last-in, first-out method (LIFO), or market. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $2,935 and $4,893 higher than reported at July 31, 1999 and July 29, 2000, respectively. Management believes that inventories accounted for on a FIFO basis approximates current replacement costs. Inventories are reflected net of reserves for excess/ obsolete/damaged inventories in the amounts of $155 and $61 at July 31, 1999 and July 29, 2000, respectively.

PROPERTY AND EQUIPMENT

    Property and equipment, including computer software costs, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the expected useful life of the improvement or the life of the lease, whichever is shorter. Depreciation expense recorded for the fiscal years ended July 25, 1998, July 31, 1999 and July 29, 2000 was $2,094, $2,648 and $2,988, respectively. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

BENEFICIAL LEASEHOLDS

    Beneficial lease rights have been recorded on purchased leases based on differences between contractual rents under the respective lease agreements and prevailing market rents at the date of the acquisition of the Company. Beneficial lease rights are amortized over the lease terms using the straight-line method. Accumulated amortization at July 31, 1999 and July 29, 2000 was $2,505 and $2,817, respectively.

GOODWILL

    Goodwill, which represents the excess of the Parent's purchase price of acquired assets over the fair market value of net assets of the Company acquired on January 30, 1995, is being amortized using the straight-line method over twenty years. The Company evaluates the recoverability of goodwill on an annual basis, or earlier, if circumstances indicate that such an evaluation is necessary. The Company's assessment of recoverability considers current and future profitability, estimated undiscounted future cash flows from operations, and any other events or changes in circumstances which indicate that the carrying amount of goodwill may not be recoverable. In the event an impairment of goodwill, or related asset, is indicated to have occurred, the Company's policy is to allocate goodwill to long lived assets on a pro rata basis using the relative fair value of those assets at the date the goodwill arose for purposes of determining the recoverability of long-lived assets. The Company has incurred no impairment of goodwill, or related assets, since its inception. Accumulated amortization as of July 31, 1999 and July 29, 2000 was $8,625 and $10,540, respectively.

DEFERRED FINANCING COSTS

    Deferred financing costs are amortized over the term of the respective borrowings, which is approximately 7 years.

SUPPLIER ADVANCES

    Included in the accompanying balance sheets are $2,456 and $3,756 of advances received related to various inventory supply agreements at July 31, 1999 and July 29, 2000, respectively. Such amounts are being recorded as a reduction of cost of sales as the Company's supply agreement obligations are fulfilled, generally ranging from three to five years from the point that the supplier advance is received. The Company's obligations under the supply agreements are fulfilled through the passage of time for those supply agreements that are for a specific period of time and by the purchasing of inventory for those supply agreements that stipulate the purchasing of a specific amount of inventory. The Company is currently committed to approximately $57,902 of additional purchases under the inventory supply agreements at July 29, 2000. In the event the Company does not fulfill its obligations under the inventory supply agreements, a pro rata portion of the advance will be required to be repaid, approximating the amounts presented in the financial statements as Supplier Advances at July 29, 2000. The amount presented as the current portion of the supplier advances is estimated by the Company as the amount related to the passage of time and the estimated inventory purchases to be made during the twelve months following July 29, 2000, as applicable to the specific inventory supply agreements.

PREOPENING AND ADVERTISING COSTS

    Costs associated with new stores prior to opening and advertising costs are expensed as incurred. Advertising expense of $1,703, $2,662 and $2,189 for the years ended July 25, 1998, July 31, 1999 and July 29, 2000, respectively is net of co-op advertising rebates received from vendors in the amount of $4,430, $4,303 and $4,196 for the years ended July 25, 1998, July 31, 1999 and July 29, 2000, respectively.

INTEREST EXPENSE (NET)

    Interest expense for the fiscal years ended July 25, 1998, July 31, 1999 and July 29, 2000 which has been recorded net of interest income was:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 25, 1998        JULY 31, 1999        JULY 29, 2000
                             ------------------   ------------------   ------------------
Interest expense...........        $7,007               $8,191               $8,164
Interest income............          (259)                (158)                 (22)
                                   ------               ------               ------
Interest expense (net).....        $6,748               $8,033               $8,142
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

RECLASSIFICATION

    Certain prior year amounts were reclassified to conform to 2000 presentations.

3. DEBT:

    Long-term debt consists of the following:

                                                            AT              AT
                                                       JULY 31, 1999   JULY 29, 2000
                                                       -------------   -------------
Senior Notes-due October 15, 2004 interest at 10 1/4%
  payable semi- annually on April 15 and October
  15.................................................     $74,000         $74,000
Less, current portion due within one year............          --              --
                                                          -------         -------
Long-term portion....................................     $74,000         $74,000
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

    On October 16, 1997, the Company also replaced its then existing credit facility ("Old Credit Facility") with a $20,000 five year revolving credit facility concurrent with the issuance of the $80,000 of senior notes. This facility bears interest at either prime rate or London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the $20,000 five year revolving credit facility is a $5,000 letter of credit facility. The new facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances. The Company must pay a commitment fee of 1/4 of 1.00% per annum on the daily average unutilized revolving credit facility commitment. For the year ended July 29, 2000, the Company incurred approximately $81 of commitment fees and letter of credit fees under this facility.

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

4. COMMITMENTS:

LEASES

    The Company conducts all of its warehousing and retailing operations from leased facilities. Annual store rent is composed of a fixed minimum amount, and for certain stores, contingent rent which is based upon a percentage of sales exceeding a stipulated amount. These leases, which may be renewed for periods ranging from five to thirty years, generally provide that the Company pay insurance, maintenance costs and property taxes. These additional charges are subject to escalation for increases in the related costs. Minimum rental commitments under long-term noncancelable operating leases are as follows at July 29, 2000:

FISCAL YEAR
ENDING JULY
-----------
2001........................................................  $ 11,384
2002........................................................    11,267
2003........................................................    10,676
2004........................................................    10,377
2005........................................................     8,850
Thereafter..................................................    56,409
                                                              --------
                                                              $108,963
                                                              ========

    Annual rent expense is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. For the year ended July 25, 1998, July 31, 1999, and July 29, 2000, respectively, total rent expense included:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 25, 1998        JULY 31, 1999        JULY 29, 2000
                             ------------------   ------------------   ------------------
Fixed minimum rent.........        $9,045               $10,181              $10,993
Contingent rent............           219                   250                  231
                                   ------               -------              -------
Rent expense...............        $9,264               $10,431              $11,224
                                   ======               =======              =======

    The Company recognizes rental expense from leases with scheduled rent increases on the straight-line basis. During the years ended July 25, 1998, July 31, 1999, July 29, 2000, the Company recognized rent expense in excess of amounts paid of approximately $523, $585, and $641, respectively, which expense is included in the amounts above.

LETTERS OF CREDIT

    Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregate approximately $2,016 and $3,144 at July 31, 1999 and July 29, 2000.

5. INCOME TAXES:

    The provision for income taxes for the years ended July 25, 1998, July 31, 1999 and July 29, 2000, respectively, consist of the following:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 25, 1998        JULY 31, 1999        JULY 29, 2000
                             ------------------   ------------------   ------------------
Current....................        $1,987               $1,760               $2,158
Deferred...................         1,691                 (186)                (648)
                                   ------               ------               ------
                                   $3,678               $1,574               $1,510
                                   ======               ======               ======

    The component of deferred taxes at July 31, 1999 and July 29, 2000 are summarized as follows:

                                                          AT JULY 31,   AT JULY 29,
                                                             1999          2000
                                                          -----------   -----------
Supplier advances, current..............................    $   126       $    33
Inventory...............................................        235           298
Accruals and reserves...................................        687           692
Inventory (LIFO reserve)................................     (3,251)       (3,475)
Depreciation............................................        253            --
                                                            -------       -------
Net deferred tax liability-current......................     (1,950)       (2,452)
                                                            =======       =======
Depreciation............................................         --           570
Accruals and reserves...................................        962         1,560
Supplier advances, non-current..........................         18            --
                                                            -------       -------
Net deferred tax asset-long-term........................    $   980       $ 2,130
                                                            =======       =======

    The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income before provision for income taxes:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 25, 1998        JULY 31, 1999        JULY 29, 2000
                             ------------------   ------------------   ------------------
Federal statutory tax
  rate.....................          34%                  34%                  34%
State and local income
  taxes, net of federal tax
  benefit..................           6%                  14%                  13%
Goodwill amortization......          13%                  47%                  50%
Other......................           2%                  (5)%                 --
                                     --                   --                   --
                                     55%                  90%                  97%
                                     ==                   ==                   ==

6. RELATED PARTY TRANSACTIONS:

    Included in the Company's statements of income for the years ended July 25, 1998, July 31, 1999 and July 29, 2000 are administrative fees of $250, for each of the years, respectively. The Company has entered into administrative fee agreements with certain shareholders of the Parent, whereby these shareholders will provide advisory and consulting services to the Board of Directors. These administrative fee agreements require the Company to pay $250 of administrative fees annually.

7. LITIGATION:

    The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the disposition of these lawsuits should not have a material impact on the Company's consolidated results of operations, financial position, and cash flows.

8. EMPLOYEE BENEFIT PLAN:

    On July 1, 1995, the Company implemented a 401(k) salary deferral plan (the "Plan") which is available to eligible employees, as defined. The Plan provides for the Company to make discretionary contributions, however, the Company elected not to make contributions for all periods through July 29, 2000.

9. STOCKHOLDER'S EQUITY:

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

10. REVISION OF JULY 31, 1999 FINANCIAL STATEMENTS:

    The Company has revised its financial statements for the fiscal year ended July 31, 1999 to adjust for an understatement of Accounts Payable. The impact of this revision is to reduce gross profit and net income by $1,000 and $600, respectively.

                         CDI GROUP, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Report of independent accountants...........................     43

Consolidated balance sheets at July 31, 1999 and July 29,
  2000......................................................     44

Consolidated statements of income for the years ended July
  25, 1998, July 31, 1999, and July 29, 2000................     45

Consolidated statements of cash flows for the years ended
  July 25, 1998, and July 31, 1999, and July 29, 2000.......     46

Consolidated statements of stockholders' deficit for the
  years ended July 31, 1999 and July 29, 2000...............     47

Notes to consolidated financial statements..................     48

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CDI Group, Inc. and Subsidiary:

    In our opinion, after the restatement as described in Note 11 the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' deficit present fairly, in all material respects, the financial position of CDI Group, Inc. and Subsidiary at July 29, 2000 and July 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 29, 2000, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
November 13, 2000

                         CDI GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   AT              AT
                                                              JULY 31, 1999   JULY 29, 2000
                                                              -------------   -------------
                                          ASSETS:

Current Assets:
  Cash and cash equivalents.................................    $    285        $    464
  Accounts receivable.......................................       5,266           7,389
  Inventories...............................................      35,787          37,076
  Prepaid expenses and other current assets.................       1,155           2,080
                                                                --------        --------
      Total current assets..................................      42,493          47,009
                                                                --------        --------

Property and Equipment:
  Leasehold improvements....................................       7,943           8,940
  Furniture, fixtures and equipment.........................      13,275          16,130
  Automobiles and trucks....................................         761             882
                                                                --------        --------
                                                                  21,979          25,952
Less: Accumulated depreciation and amortization.............      (9,118)        (12,114)
                                                                --------        --------
Property and equipment, net.................................      12,861          13,838
                                                                --------        --------
Beneficial leaseholds, net..................................       1,063             751
Other assets................................................         920           1,708
Deferred financing costs, net...............................       2,659           2,139
Deferred tax assets.........................................         980           2,130
Goodwill, net...............................................      29,687          27,772
                                                                --------        --------
      Total assets..........................................    $ 90,663        $ 95,347
                                                                ========        ========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Revolver Borrowings.......................................    $  1,200        $  1,250
  Accounts payable..........................................      15,357          17,220
  Accrued liabilities.......................................       5,796           5,450
  Deferred tax liabilities..................................       1,950           2,452
  Current portion of supplier advances......................         653             993
  Income taxes payable......................................          --              --
                                                                --------        --------
      Total current liabilities.............................      24,814          27,365
Long-term debt..............................................      74,000          74,000
Subordinated debt...........................................      20,369          22,424
Supplier advances, net of current portion...................       1,803           2,762
Other liabilities...........................................       2,629           3,195
                                                                --------        --------
      Total liabilities.....................................     123,615         129,746
                                                                --------        --------
Commitments and contingencies
Redeemable preferred stock, $1.00 par value, 7,862
  authorized, issued and outstanding at July 31, 1999, and
  July 29, 2000 at net redemption value of $100 per share...         786             786
Redeemable share of Class A voting common stock, 57,963 and
  57,963 shares issued and outstanding at July 31, 1999 and
  July 29, 2000, respectively, at net redemption value......         493             493

                                  STOCKHOLDERS' DEFICIT:

Class A voting common stock, $.00001 par value, authorized
  600,000 shares, 196,632 issued and outstanding at July 31,
  1999 and July 29, 2000....................................          --              --
Class B non-voting common stock, $.00001 par value,
  authorized 600,000 shares, 187,922 issued and outstanding
  at July 31, 1999 and July 29, 2000........................          --              --
Additional paid-in capital..................................          --              --
Retained earnings...........................................         231          (1,074)
Distribution in excess of capital...........................     (34,604)        (34,604)
                                                                --------        --------
      Total stockholders' deficit...........................     (34,373)        (35,678)
                                                                --------        --------
      Total liabilities and stockholders' deficit...........    $ 90,521        $ 95,347
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                               JULY 25, 1998        JULY 31, 1999        JULY 29, 2000
                                             ------------------   ------------------   ------------------
Net sales..................................       $248,242             $275,270             $292,513
Cost of sales..............................        173,648              197,812              212,067
                                                  --------             --------             --------
  Gross profit.............................         74,594               77,458               80,446
Selling, general and administrative
  expenses.................................         56,074               62,317               65,021
Administrative fees........................            250                  250                  250
Depreciation and amortization..............          5,386                5,910                5,915
Other income, net..........................            579                  805                  440
                                                  --------             --------             --------
  Operating income.........................         13,463                9,786                9,700
Interest expense, net......................          8,423                9,878               10,172
                                                  --------             --------             --------
  Income (loss) before income taxes........          5,040                  (92)                (472)
Provision (benefit) for income taxes.......          3,109                  947                  833
                                                  --------             --------             --------
  Net income (loss)........................       $  1,931             $ (1,039)            $ (1,305)
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

                         CDI GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                             (DOLLARS IN THOUSANDS)

                                                        FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                          JULY 25, 1998        JULY 31, 1999        JULY 29, 2000
                                                        ------------------   ------------------   ------------------
Cash flows from operating activities
  Net income (loss)...................................       $  1,931             $ (1,039)            $ (1,305)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization.....................          4,586                5,058                5,705
    Amortization of deferred financing costs..........            800                  767                  520
    Deferred rent liabilities.........................            523                  585                  641
    Non-cash interest expense.........................          1,683                1,845                2,055
    LIFO provision....................................           (806)               1,358                1,958
    Gain on repurchase of Senior Notes................             --                 (395)                  --
    Gain on sale of property and equipment............             --                   --                   63
    Changes in operating assets and liabilities
      Accounts receivable.............................          1,546               (4,161)              (2,123)
      Inventories.....................................          1,793               (7,899)              (3,247)
      Prepaid expenses and other current assets.......           (451)                 569                 (925)
      Other assets....................................           (166)                 292                    2
      Deferred tax assets.............................            (34)                (234)              (1,150)
      Deferred tax liabilities........................          1,726                 (167)                 502
      Accounts payable and accrued liabilities........         (1,233)                (692)                (812)
      Income taxes payable............................             --                  258                   --
      Supplier advances...............................         (1,556)                 759                1,299
      Other liabilities...............................            194                  (74)                 (75)
                                                             --------             --------             --------
        Net cash provided by (used in) operating
          activities..................................         10,536               (2,570)               3,108
                                                             --------             --------             --------
Cash flows used in investing activities:
  Capital expenditures................................         (3,525)              (5,438)              (4,359)
  Acquisition of pharmacy customer lists..............           (310)                (645)                (968)
  Proceeds from sale of fixed assets..................             --                    3                   19
                                                             --------             --------             --------
        Net cash used in investing activities.........         (3,835)              (6,080)              (5,308)
                                                             --------             --------             --------
Cash flows (used in) provided by financing activities:
  Proceeds from issuance of senior notes..............         80,000                   --                   --
  Distribution paid...................................        (45,000)              (1,120)                  --
  Senior notes issuance fees paid.....................         (3,870)                  --                   --
  Proceeds from repayment of loans to Directors and
    officers..........................................            182                   --                   --
  Proceeds from exercise of common stock options......            243                   --                   --
  Proceeds from revolver borrowings...................            900               41,960               64,650
  Payments made on revolver borrowings................           (900)             (40,760)             (64,600)
  Cash overdraft......................................             --                3,690                2,329
  Repurchase of Senior Notes..........................             --               (5,605)                  --
  Payments made on long-term debt.....................        (29,269)                  --                   --
  Payments on subordinated debt.......................            (87)                  --                   --
                                                             --------             --------             --------
Net cash (used in) provided by financing
  activities..........................................          2,199               (1,835)               2,379
                                                             --------             --------             --------
Net increase (decrease) in cash and cash
  equivalents.........................................          8,900              (10,485)                 179
Cash and cash equivalents beginning of period.........          1,870               10,770                  285
                                                             --------             --------             --------
Cash and cash equivalents end of period...............       $ 10,770             $    285             $    464
                                                             ========             ========             ========

Supplemental disclosures of cash information:
  Cash paid during the period:
    Income taxes......................................       $  2,047             $    815             $  1,782
                                                             ========             ========             ========
    Interest..........................................       $  4,875             $  8,198             $  8,174
                                                             ========             ========             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                                  COMMON STOCK
                                         ------------------------------   ADDITIONAL              DISTRIBUTION        TOTAL
                                         CLASS A    CLASS B                PAID-IN     RETAINED   IN EXCESS OF    STOCKHOLDERS'
                                          SHARES     SHARES     AMOUNT     CAPITAL     EARNINGS     CAPITAL      EQUITY (DEFICIT)
                                         --------   --------   --------   ----------   --------   ------------   ----------------
Balance, July 26, 1997.................  196,632    187,922      $ --      $  3,846    $ 7,009            --         $ 10,855
Net loss for the three month period
  ended October 25, 1997...............       --         --        --            --       (459)           --             (459)
Distribution paid......................                                      (3,846)    (6,550)      (34,604)         (45,000)
Net income for the period from October
  26, 1997 to July 25, 1998............                                                  2,390                          2,390
                                         -------    -------      ----      --------    -------      --------         --------
Balance, July 25, 1998.................  196,632    187,922        --            --      2,390       (34,604)         (32,214)
Net income (loss)......................       --         --        --            --     (1,039)           --           (1,039)
Distribution paid......................       --         --        --            --     (1,120)           --           (1,120)
                                         -------    -------      ----      --------    -------      --------         --------
Balance, July 31, 1999.................  196,632    187,922      $ --      $     --    $   231      $(34,604)        $(34,373)
Net income (loss)......................       --         --        --            --     (1,305)           --           (1,305)
                                         -------    -------      ----      --------    -------      --------         --------
Balance, July 29, 2000.................  196,632    187,922      $ --      $     --    $(1,074)     $(34,604)        $(35,678)
                                         =======    =======      ====      ========    =======      ========         ========

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ACCOUNTING YEAR

    The Company maintains its accounts on a 52-53 week year ending with the last Saturday in July. The fiscal years ended July 25, 1998, and July 29, 2000 each contained 52 weeks, respectively. The year ended July 31, 1999 contained 53 weeks.

REVENUE RECOGNITION

    Sales are net of returns and exclude sales tax. Revenues include sales from all stores operating during the period.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are considered by the Company to be financial instruments with maturities, when purchased, of three months or less, and are presented at cost which approximates fair value.

INVENTORIES

    Inventories are stated at the lower of cost or market, using the dollar-value, double extension last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $2,953 and $4,893 higher than reported at July 31, 1999 and July 29, 2000, respectively. Management believes that inventories accounted for on a FIFO basis approximates current replacement costs. Inventories are reflected net of reserves for excess/ obsolete/damaged inventories in the amounts of $155 and $61 at July 31, 1999 and July 29, 2000, respectively.

PROPERTY AND EQUIPMENT

    Property and equipment, including computer software costs, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the expected useful life of the improvement or the life of the lease, whichever is shorter. Depreciation expense recorded for the fiscal years ended July 25, 1998, July 31, 1999, and July 29, 2000 was $2,094, $2,648 and $2,988, respectively. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

BENEFICIAL LEASEHOLDS

    Beneficial leasehold rights existing at the acquisition date have been recorded for acquired leases based on differences between contractual rents under the respective lease agreements and prevailing market rents on the acquisition date. Beneficial leaseholds are amortized over the lease terms using the straight-line method. Accumulated amortization at July 31, 1999 and July 29, 2000 was $2,505 and $2,817, respectively.

GOODWILL

    Goodwill, which represents the excess of the Parent's purchase price of acquired assets over the fair market value of net assets of the Subsidiary acquired on January 30, 1995, is being amortized using the straight-line method over twenty years. The Company evaluates the recoverability of goodwill on an annual basis or earlier, if circumstances indicate that such an evaluation is necessary. The Company's assessment of recoverability considers current and future profitability, estimated undiscounted future cash flows from operations, and any other events or changes in circumstances which indicate that the carrying amount of goodwill may not be recoverable. In the event an impairment of goodwill, or related asset, is indicated to have occurred, the Company's policy is to allocate goodwill to long lived assets on a pro rata basis using the relative fair value of those assets, at the date the goodwill arose for purposes of assessing the recoverability of long-lived assets. The Company has incurred no impairment of goodwill, or related assets, since its inception. Accumulated amortization as of July 31, 1999 and July 29, 2000 was $8,625 and $10,540, respectively.

DEFERRED FINANCING COSTS

    Deferred financing costs are amortized over the term of the respective borrowings, which is approximately 7 years.

SUPPLIER ADVANCES

    Included in the accompanying consolidated balance sheets are $2,456 and $3,756 of advances received related to various inventory supply agreements at July 31, 1999 and July 29, 2000, respectively. Such amounts are being recorded as a reduction of cost of sales as the Subsidiary's supply agreement obligations are fulfilled, generally ranging from three to five years from the point that the supplier advance is received. The Subsidiary's obligations under the supply agreements are fulfilled through the passage of time for those supply agreements that are for a specific period of time and by the purchasing of inventory for those supply agreements that stipulate the purchasing of a specific amount of inventory. The Subsidiary is currently committed to approximately $57,902 of additional purchases under the inventory supply agreements at July 29, 2000. In the event the Subsidiary does not fulfill its obligations under the inventory supply agreements, a pro rata portion of the advance will be required to be repaid, approximating the amounts presented in the financial statements as Supplier Advances at July 29, 2000. The amount presented as the current portion of the supplier advances is estimated by the Subsidiary as the amount related to the passage of time and the estimated inventory purchases to be made during the twelve months following July 29, 2000, as applicable to the specific inventory supply agreements.

PRE-OPENING AND ADVERTISING COSTS

    Costs associated with new stores prior to opening and advertising costs are expensed as incurred. Net Advertising expense of $1,703, $2,662 and $2,189 for the years ended July 25, 1998, July 31, 1999 and July 29, 2000, respectively is net of co-op advertising rebates received from vendors in the amount of $4,430, $4,303 and $4,196 for the years ended July 25, 1998, July 31, 1999 and July 29, 2000, respectively.

INTEREST EXPENSE (NET)

    Interest expense recorded for the fiscal years ended July 25, 1998, July 31, 1999 and July 29, 2000, respectively, net of interest income was:

                                                FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                                   ENDED            ENDED            ENDED
                                               JULY 25, 1998    JULY 31, 1999    JULY 29, 2000
                                               --------------   --------------   --------------
Interest expense.............................      $8,692          $10,043          $10,201
Interest income..............................        (269)            (165)             (29)
                                                   ------          -------          -------
Interest expense (net).......................      $8,423          $ 9,878          $10,172
                                                   ======          =======          =======

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

SFAS No. 121 prescribes the accounting for the impairment of long-lived assets, such as property, plant and equipment and intangible assets, as well as the accounting for long-lived assets that are held for disposal. The statement requires that the carrying value of such assets be reviewed when events or circumstances indicate that an impairment might exist. The Company has concluded that no impairment of long-lived assets existed at July 31, 1999 and July 29, 2000.

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

RECLASSIFICATION

    Certain prior year amounts were reclassified to conform to 2000 presentations.

3. DEBT:

    Long-term debt consists of the following:

                                                                   AT              AT
                                                              JULY 31, 1999   JULY 29, 2000
                                                              -------------   -------------
Senior notes-due October 15, 2004 interest at 10 1/4%
  payable semi-annually on April 15 and October 15..........     $74,000         $74,000
Senior subordinated notes and accrued interest-due January
  31, 2005, principal plus interest at a rate of 10% per
  annum, are payable upon maturity..........................      20,369          22,423
                                                                 -------         -------
    Total...................................................      94,369          96,423
  Less, current portion due within one year.................          --              --
                                                                 -------         -------
Long-term portion...........................................     $94,369         $96,423
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

    On October 16, 1997, the Subsidiary also replaced its then existing credit facility ("Old Credit Facility") with a $20,000 five year revolving credit facility concurrent with the issuance of the $80,000 of senior notes. This facility bears interest at either prime rate or London Interbank Offered Rate

("LIBOR") plus 1.75% and is collateralized by the Subsidiary's eligible accounts receivable and inventory balances, as defined. Included in the $20,000 five year revolving credit facility is a $5,000 letter of credit facility. The new facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances. The Subsidiary is required to pay a commitment fee of 1/4 of 1.00% per annum on the daily average unutilized revolving credit facility commitment. For the year ended July 29, 2000, the Subsidiary incurred approximately $81 of commitment fees and letter of credit fees under this facility.

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

4. COMMITMENTS:

LEASES

    The Company conducts all of its warehousing and retailing operations from leased facilities. Annual store rent is composed of a fixed minimum amount, and for certain stores, contingent rent which is based upon a percentage of sales, exceeding a stipulated amount. The leases, which may be renewed for periods ranging from five to thirty years, generally provide that the Company pay insurance, maintenance costs and property taxes. These additional charges are subject to escalation for increases in the related costs. Minimum rental commitments under long-term noncancelable operating leases are as follows at July 29, 2000:

FISCAL YEAR
ENDING JULY
-----------
2001........................................................  $ 11,384
2002........................................................    11,267
2003........................................................    10,676
2004........................................................    10,377
2005........................................................     8,850
Thereafter..................................................    56,409
                                                              --------
                                                              $108,963
                                                              ========

    Annual rent expense is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. For the years ended July 25, 1998, July 31, 1999, and July 29, 2000, respectively, total rent expense included:

                                FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                   ENDED            ENDED            ENDED
                               JULY 25, 1998    JULY 31, 1999    JULY 29, 2000
                               --------------   --------------   --------------
Fixed minimum rent...........      $9,045          $10,181          $10,993
Contingent rent..............         219              250              231
                                   ------          -------          -------
Rent expense.................      $9,264          $10,431          $11,224
                                   ======          =======          =======

    The Company recognizes rental expense for leases with scheduled rent increases on the straight-line basis. During the years ended July 25, 1998, July 31, 1999 and July 29, 2000, the Company recognized rent expense in excess of amounts paid of $523, $585 and $641, respectively, which expense is included in the amounts above.

LETTERS OF CREDIT

    Outstanding letters of credit, guaranteeing certain contingent purchases commitments, which are not reflected in the accompanying financial statements, aggregate approximately $2,016 and $3,144 at July 31, 1999 and July 29, 2000.

5. INCOME TAXES:

    The provision for income taxes for the years ended July 25, 1998, July 31, 1999, and July 29, 2000, respectively, consist of the following:

                                FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                   ENDED            ENDED            ENDED
                               JULY 25, 1998    JULY 31, 1999    JULY 29, 2000
                               --------------   --------------   --------------
Current......................      $1,417           $1,133           $1,480
Deferred.....................       1,692             (186)            (647)
                                   ------           ------           ------
                                   $3,109           $  947           $  833
                                   ======           ======           ======

    The components of deferred taxes at July 31, 1999 and July 29, 2000 are summarized as follows:

                                                            AT              AT
                                                       JULY 31, 1999   JULY 29, 2000
                                                       -------------   -------------
Supplier advances, current...........................     $   126         $    33
Inventory............................................         235             298
Accruals and reserves................................         687             692
Inventory (LIFO reserve).............................      (3,251)         (3,475)
Depreciation.........................................         253              --
                                                          -------         -------
    Net deferred tax liability-current...............      (1,950)         (2,452)
                                                          =======         =======
Depreciation.........................................          --             570
Accruals and reserves................................         962           1,560
Supplier advances, non-current.......................          18              --
                                                          -------         -------
    Net deferred tax asset-long-term.................     $   980         $ 2,130
                                                          =======         =======

    The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income before income taxes:

                                FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                   ENDED            ENDED            ENDED
                               JULY 25, 1998    JULY 31, 1999    JULY 29, 2000
                               --------------   --------------   --------------
Federal statutory tax rate...        34%                34%             34%
State and local income taxes,
  net of federal tax
  benefit....................         6%              (271)%           (46)%
Goodwill amortization........        20%              (888)%          (163)%
Other........................         2%                96%             (1)%
                                     --             ------            ----
                                     62%            (1,029)%          (176)%
                                     ==             ======            ====

6. RELATED PARTY TRANSACTIONS:

    Included in the Company's consolidated statements of income for the years ended July 25, 1998, July 31, 1999, and July 29, 2000 are administrative fees of $250, for each of the years, respectively. The

Company has entered into administrative fee agreements with certain shareholders of the Parent, whereby these shareholders will provide advisory and consulting services to the Board of Directors. These administrative fee agreements require the Company to pay $250 of administrative fees annually.

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

    The outstanding balance of the notes due from certain directors and officers at July 31, 1999 and July 29, 2000 of $87, has been reflected as a reduction of the redemption value of the related redeemable Preferred and Common Stock.

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

NUMBER OF
OPTIONS VESTING                                                DATE VESTED
---------------                                              ----------------
10,667.....................................................  January 30, 1996
10,667.....................................................  January 30, 1997
10,667.....................................................  January 30, 1998
 2,824.....................................................  January 30, 1999
 2,824.....................................................  January 30, 2000

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

    A summary of stock option transactions follows:

                            FOR THE YEAR ENDED        FOR THE YEAR ENDED        FOR THE YEAR ENDED
                               JULY 25, 1998             JULY 31, 1999             JULY 29, 2000
                          -----------------------   -----------------------   -----------------------
Options outstanding at
  beginning of period...                   67,079                    38,924                    38,778
Options granted.........                    1,500                        --                        --
Options exercised.......                   29,655                        --                        --
Options canceled........                       --                      (146)                   (1,203)
Options outstanding at
  end of period.........                   38,924                    38,778                    37,575
Options available for
  grant at end of
  period................                    1,615                     1,615                     1,615
Options vested and
  outstanding at end of
  period................                   12,001                    19,702                    26,846
Option price per share
  for outstanding
  options...............  37,424 shares at $10.00   37,278 shares at $10.00   36,325 shares at $10.00
                           1,500 shares at $31.00    1,500 shares at $31.00    1,250 shares at $31.00

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

10. EMPLOYEE BENEFIT PLAN:

    On July 1, 1995, the Company implemented a 401(k) salary deferral plan (the "Plan") which is available to eligible employees, as defined. The Plan provides for the Company to make discretionary contributions, however, the Company elected not to make contributions for all periods through July 29, 2000.

11. REVISION OF JULY 31, 1999 FINANCIAL STATEMENTS:

    The Company has revised its financial statements for the fiscal year ended July 31, 1999 to adjust for an understatement of Accounts Payable. The impact of the revision is to reduce gross profit and net income by $1,000 and $600, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    The following table sets forth certain information with respect to the directors, executive officers and key employees of the Holding Company and the
Company:

NAME                                          AGE                        TITLE
----                                          ---                        -----
Frank Marfino.............................     57      President, Chief Executive Officer and
                                                       Director of the Holding Company

Lynn L. Shallcross........................     59      President-Cost Cutters Division of the
                                                       Company

Todd H. Pluymers..........................     36      Chief Financial Officer of the Holding
                                                       Company and the Company

Barrie Levine.............................     55      Vice President-Pharmacy Operations of the
                                                       Company

William F. Gilligan.......................     58      Vice President-Distribution of the Company

Michael P. Quinn..........................     47      Vice President-Merchandising of the
                                                       Company

Kevin Marron..............................     43      Director-MIS of the Company

Alan J. Kirschner.........................     46      Director-Loss Prevention of the Company

Mark H. DeBlois...........................     44      Director of the Holding Company and the
                                                       Company

Harvey P. Mallement.......................     60      Director of the Holding Company and the
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

                           SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION
                                                 FISCAL    ---------------------    ALL OTHER
NAME AND PRINCIPAL POSITION                       YEAR      SALARY     BONUS(1)    COMPENSATION
---------------------------                     --------   --------   ----------   ------------
Frank Marfino.................................    1998     $460,384   $1,447,702      $3,534(2)
  President and Chief Executive Officer           1999     $493,399   $  256,230      $5,320(2)
                                                  2000     $496,125   $  124,031      $3,621(2)

Lynn L. Shallcross............................    1998     $171,231   $   50,000      $3,126(3)
  President--Cost Cutters Division                1999     $181,923   $   60,000      $3,232(3)
                                                  2000     $172,615   $   33,440      $2,038(3)

Todd H. Pluymers..............................    1998     $140,674   $  227,500      $  747(4)
  Chief Financial Officer                         1999     $150,761      $28,875      $  797(4)
                                                  2000     $153,780      $27,287      $  793(4)

Barrie Levine.................................    1998     $129,038   $   22,500      $1,697(5)
  Vice President--Pharmacy Operations             1999     $136,538   $   22,000      $2,278(5)
                                                  2000     $138,846   $   27,192      $1,141(5)

Michael Quinn.................................    1998     $43,269            --          --
  Vice President--Merchandising                   1999     $129,908   $    7,500      $1,645(6)
                                                  2000     $125,288   $   12,634      $1,890(6)

William F. Gilligan...........................    1998     $111,231   $   20,520      $2,046(7)
  Vice President--Distribution                    1999     $118,192   $   22,400      $2,111(7)
                                                  2000     $119,691   $   17,684      $1,487(7)

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

                               FISCAL YEAR END OPTION VALUES
                                    NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                   UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                               OPTIONS AT FISCAL YEAR END (#)      AT FISCAL YEAR-END ($)
                                EXERCISABLE/UNEXERCISABLE(1)    EXERCISABLE/UNEXERCISABLE(1)
                               ------------------------------   ----------------------------
Frank Marfino................            14,825/7,530                        $0

Michael Quinn................                 0/1,500                        $0

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

                                            CLASS A COMMON STOCK                   PREFERRED STOCK
                                     ----------------------------------   ----------------------------------
                                     AMOUNT AND NATURE                    AMOUNT AND NATURE
                                       OF BENEFICIAL         PERCENT OF     OF BENEFICIAL         PERCENT OF
NAME AND ADDRESS                       OWNERSHIP(3)            CLASS        OWNERSHIP(3)            CLASS
----------------                     -----------------       ----------   -----------------       ----------
BancBoston Ventures Inc............        159,389(4)           43.2%              --                  --
  175 Federal St.
  Boston, MA 02110

Mark H. DeBlois....................        159,389(5)           43.2%              --                  --
  c/o BancBoston Ventures Inc.
  175 Federal St.
  Boston, MA 02110

Harvest Partners International,             51,851(6)           20.4%              --                  --
  L.P..............................
  c/o Harvest Partners, Inc.
  767 Third Avenue
  New York, NY 10017

Harvey P. Mallement................         83,816(7)           32.9%              --                  --
  c/o Harvest Partners, L.P.
  767 Third Avenue
  New York, NY 10017

Paribas Principal, Inc.............         40,000(8)           15.7%              --                  --
  787 Seventh Avenue
  New York, NY 10017

DBG Auslands-Holding GmbH..........         73,525(9)           22.4%              --                  --
  Emil-von-Behring-Strasse 2
  D-60439 Frankfurt-am-Main GERMANY

Harvest Technology Partners,                17,901(6)            7.0%              --                  --
  L.P..............................
  c/o Harvest Partners, Inc.
  767 Third Avenue
  New York, NY 10017

Banque Paribas.....................         16,667(8)            6.1%              --                  --
  787 Seventh Avenue
  New York, NY 10019

European Development Capital.......         14,064(6)            5.5%              --                  --
  Corporation N.V.
  c/o Harvest Partners, Inc.
  767 Third Avenue
  New York, NY 10017

Frank Marfino......................         50,824(10)          18.9%           4,000                50.9%

Lynn L. Shallcross.................          8,211(11)           3.2%           1,073                13.6%

Todd H. Pluymers...................          6,781(11)           2.7%             715                 9.1%

                                            CLASS A COMMON STOCK                   PREFERRED STOCK
                                     ----------------------------------   ----------------------------------
                                     AMOUNT AND NATURE                    AMOUNT AND NATURE
                                       OF BENEFICIAL         PERCENT OF     OF BENEFICIAL         PERCENT OF
NAME AND ADDRESS                       OWNERSHIP(3)            CLASS        OWNERSHIP(3)            CLASS
----------------                     -----------------       ----------   -----------------       ----------
William F. Gilligan................          6,781(11)           2.7%             715                 9.1%

Barrie Levine......................          2,927(11)           1.1%             143                 1.8%

All Directors and Executive
  Officers as a
  Group (7 persons)................        318,729(12)            83%           6,646                84.5%

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

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
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

        10.13 Letter Agreement, dated as of October 16, 1997, by and between the Company and Frank Marfino regarding bonus payment.*

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
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

        10.21           CDI Group, Inc. 1995 Stock Option Plan.+

        12.1            Statement re: Computation of Ratio of Earnings to Fixed
                        Charges for the Company.

        12.2            Statement re: Computation of Ratio of Earnings to Fixed
                        Charges for CDI Group, Inc.

        21.1            List of Subsidiaries of CDI Group, Inc.*

        24.1 Power of Attorney (included in signature page to Form 10-K filed on October 27, 2000).

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of November 13, 2000.

                                                       COMMUNITY DISTRIBUTORS, INC.

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