Form 10-K/A
period 2000-07-29
COMMUNITY DISTRIBUTORS INC; CDI GROUP INC
filed 2000-11-14
CIK 774492, 940727

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


  The following items were the subject of a Form 12b-25 and are included herein:
                                                               Items 6, 7 and 8.


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------


                                  FORM 10-K/A
                                AMENDMENT NO. 2


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


                                       TWELVE          TWELVE          TWELVE          TWELVE          TWELVE
                                       MONTHS          MONTHS          MONTHS          MONTHS          MONTHS
                                        ENDED           ENDED           ENDED           ENDED           ENDED
                                    JULY 28, 1996   JULY 26, 1997   JULY 25, 1998   JULY 31, 1999   JULY 29, 2000
                                    -------------   -------------   -------------   -------------   -------------
Net sales.........................    $215,731        $231,033        $248,242        $275,270        $292,513
Cost of sales.....................     152,645         163,157         173,648         197,812         212,067
                                      --------        --------        --------        --------        --------
Gross profit......................      63,086          67,876          74,594          77,458          80,446
Selling, general and
  administrative expense..........      47,487          50,831          56,074          62,317          65,021
Other income, net.................         353             401             579             805             440
Administrative fees...............         250             250             250             250             250
Depreciation and
  amortization(1).................       4,341           4,399           5,386           5,910           5,915
                                      --------        --------        --------        --------        --------
Operating income..................      11,361          12,797          13,463           9,786           9,700
Interest expense, net.............       3,998           3,018           6,748           8,033           8,142
                                      --------        --------        --------        --------        --------
Income before income taxes........       7,363           9,779           6,715           1,753           1,558
Provision for income taxes........       3,659           5,216           3,679           1,574           1,510
                                      --------        --------        --------        --------        --------
Net income (loss).................    $  3,704        $  4,563        $  3,036        $    179        $     48
                                      ========        ========        ========        ========        ========

Balance Sheet Data (End of
  Period):
Working capital (unaudited).......    $ 11,196        $  9,875        $ 20,461        $ 16,884        $ 18,934
Total assets......................      84,931          81,256          91,282          90,495          94,859
Total debt........................      39,360          29,467          80,418          74,311          75,494
Stockholder's equity (deficit)....      22,772          27,335         (14,386)        (15,327)        (15,279)
Other Data (unaudited):
Ratio of earnings to fixed
  charges(2)......................        2.1x            2.7x            1.3x            1.2x            1.0x
Adjusted EBITDA(3)................    $ 16,913        $ 18,695        $ 18,566        $ 17,639        $ 18,214
Gross margin......................        29.2%           29.4%           30.1%           28.1%           27.5%
Adjusted EBITDA margin(4).........         7.8%            8.1%            7.5%            6.4%            6.2%
Capital expenditures..............    $  2,887        $  1,287        $  3,525        $  5,435        $  4,340
Pharmacy sales growth.............        10.8%           16.3%           15.4%           24.2%           18.7%
Pharmacy sales as a % of total....        22.1            24.1            25.8%           28.9%           32.3%
Third-Party Plan sales as a % of
  pharmacy sales..................        61.5%           70.1%           74.8%           79.9%           83.8%
Store data (unaudited):
Number of stores at end of period:
  Drug Fair.......................          25              26              28              32              36
  Cost Cutters....................          17              17              17              17              15
                                      --------        --------        --------        --------        --------
  Total...........................          42              43              45              49              51
                                      ========        ========        ========        ========        ========
Same-store sales growth
  (unaudited)(5):
  Drug Fair.......................         3.5%            6.7%            6.9%            7.7%            5.3%
  Cost Cutters....................         0.9             2.7             3.9%            0.0%           (1.3%)
                                      --------        --------        --------        --------        --------
  Total...........................         2.4%            4.8%            5.5%            4.3%            2.8%
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

                 SELECTED FINANCIAL DATA OF THE HOLDING COMPANY
                                CDI GROUP, INC.
                      SUMMARY FINANCIAL AND OPERATING DATA


                                       TWELVE          TWELVE          TWELVE          TWELVE          TWELVE
                                       MONTHS          MONTHS          MONTHS          MONTHS          MONTHS
                                        ENDED           ENDED           ENDED           ENDED           ENDED
                                    JULY 28, 1996   JULY 26, 1997   JULY 25, 1998   JULY 31, 1999   JULY 29, 2000
                                    -------------   -------------   -------------   -------------   -------------
Statement of Operations Data:
Net sales.........................    $215,731        $231,033        $248,242        $275,270        $292,513
Cost of sales.....................     152,645         163,157         173,648         197,812         212,067
                                      --------        --------        --------        --------        --------
Gross profit......................      63,086          67,876          74,594          77,458          80,446
Selling, general and
  administrative expense..........      47,487          50,831          56,074          62,317          65,021
Other income, net.................         353             401             579             805             440
Administrative fees...............         250             250             250             250             250
Depreciation and Amortization.....       4,341           4,399           5,386           5,910           5,915
                                      --------        --------        --------        --------        --------
Operating income..................      11,361          12,797          13,463           9,786           9,700
Interest expense, net.............       5,326           4,586           8,423           9,878          10,172
                                      --------        --------        --------        --------        --------
Income (loss) before income
  taxes...........................       6,035           8,211           5,040             (92)           (472)
Provision (benefit) for income
  taxes...........................       3,442           4,433           3,109             947             833
                                      --------        --------        --------        --------        --------
Net Income (loss).................    $  2,593        $  3,778        $  1,931        $ (1,039)       $ (1,305)
                                      ========        ========        ========        ========        ========

Balance Sheet Data (End of Period)
Working capital (unaudited).......    $ 11,656        $ 10,363        $ 22,356        $ 17,537        $ 19,644
Total assets......................      84,950          81,332          90,668          90,633          95,347
Total debt........................      54,782          46,301          98,935          95,569          97,674
Stockholders' equity (deficit)....       7,077          10,855         (32,214)        (34,373)        (35,678)


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

SUPPLIER ADVANCES


    Included in the accompanying balance sheets are $2,456 and $3,756 of advances received related to various inventory supply agreements at July 31, 1999 and July 29, 2000, respectively. Such amounts are being recorded as a reduction of cost of sales as the Company's supply agreement obligations are fulfilled, generally ranging from three to five years from the point that the supplier advance is received. The Company's obligations under the supply agreements are fulfilled through the passage of time for those supply agreements that are for a specific period of time and by the purchasing of inventory for those supply agreements that stipulate the purchasing of a specific amount of inventory. The Company is currently committed to approximately $58,248 of additional purchases under the inventory supply agreements at July 29, 2000. In the event the Company does not fulfill its obligations under the inventory supply agreements, a pro rata portion of the advance will be required to be repaid, approximating the amounts presented in the financial statements as Supplier Advances at July 29, 2000. The amount presented as the current portion of the supplier advances is estimated by the Company as the amount related to the passage of time and the estimated inventory purchases to be made during the twelve months following July 29, 2000, as applicable to the specific inventory supply agreements.


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

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
November 13, 2000

                         CDI GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   AT              AT
                                                              JULY 31, 1999   JULY 29, 2000
                                                              -------------   -------------
                                          ASSETS:

Current Assets:
  Cash and cash equivalents.................................    $    285        $    464
  Accounts receivable.......................................       5,266           7,389
  Inventories...............................................      35,787          37,076
  Prepaid expenses and other current assets.................       1,155           2,080
                                                                --------        --------
      Total current assets..................................      42,493          47,009
                                                                --------        --------

Property and Equipment:
  Leasehold improvements....................................       7,943           8,940
  Furniture, fixtures and equipment.........................      13,275          16,130
  Automobiles and trucks....................................         761             882
                                                                --------        --------
                                                                  21,979          25,952
Less: Accumulated depreciation and amortization.............      (9,118)        (12,114)
                                                                --------        --------
Property and equipment, net.................................      12,861          13,838
                                                                --------        --------
Beneficial leaseholds, net..................................       1,063             751
Other assets................................................         920           1,708
Deferred financing costs, net...............................       2,659           2,139
Deferred tax assets.........................................         980           2,130
Goodwill, net...............................................      29,687          27,772
                                                                --------        --------
      Total assets..........................................    $ 90,663        $ 95,347
                                                                ========        ========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Revolver Borrowings.......................................    $  1,200        $  1,250
  Accounts payable..........................................      15,357          17,220
  Accrued liabilities.......................................       5,796           5,450
  Deferred tax liabilities..................................       1,950           2,452
  Current portion of supplier advances......................         653             993
  Income taxes payable......................................          --              --
                                                                --------        --------
      Total current liabilities.............................      24,956          27,365
Long-term debt..............................................      74,000          74,000
Subordinated debt...........................................      20,369          22,424
Supplier advances, net of current portion...................       1,803           2,762
Other liabilities...........................................       2,629           3,195
                                                                --------        --------
      Total liabilities.....................................     123,757         129,746
                                                                --------        --------
Commitments and contingencies
Redeemable preferred stock, $1.00 par value, 7,862
  authorized, issued and outstanding at July 31, 1999, and
  July 29, 2000 at net redemption value of $100 per share...         786             786
Redeemable share of Class A voting common stock, 57,963 and
  57,963 shares issued and outstanding at July 31, 1999 and
  July 29, 2000, respectively, at net redemption value......         493             493

                                  STOCKHOLDERS' DEFICIT:

Class A voting common stock, $.00001 par value, authorized
  600,000 shares, 196,632 issued and outstanding at July 31,
  1999 and July 29, 2000....................................          --              --
Class B non-voting common stock, $.00001 par value,
  authorized 600,000 shares, 187,922 issued and outstanding
  at July 31, 1999 and July 29, 2000........................          --              --
Additional paid-in capital..................................          --              --
Retained earnings...........................................         231          (1,074)
Distribution in excess of capital...........................     (34,604)        (34,604)
                                                                --------        --------
      Total stockholders' deficit...........................     (34,373)        (35,678)
                                                                --------        --------
      Total liabilities and stockholders' deficit...........    $ 90,663        $ 95,347
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

                         CDI GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                             (DOLLARS IN THOUSANDS)


                                                        FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                          JULY 25, 1998        JULY 31, 1999        JULY 29, 2000
                                                        ------------------   ------------------   ------------------
Cash flows from operating activities
  Net income (loss)...................................       $  1,931             $ (1,039)            $ (1,305)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization.....................          4,586                5,058                5,705
    Amortization of deferred financing costs..........            800                  767                  520
    Deferred rent liabilities.........................            523                  585                  641
    Non-cash interest expense.........................          1,683                1,845                2,055
    LIFO provision....................................           (806)               1,358                1,958
    Gain on repurchase of Senior Notes................             --                 (395)                  --
    Gain on sale of property and equipment............             --                   --                   63
    Changes in operating assets and liabilities
      Accounts receivable.............................          1,546               (4,161)              (2,123)
      Inventories.....................................          1,793               (7,899)              (3,247)
      Prepaid expenses and other current assets.......           (451)                 427                 (925)
      Other assets....................................           (166)                 292                    2
      Deferred tax assets.............................            (34)                (234)              (1,150)
      Deferred tax liabilities........................          1,726                 (167)                 502
      Accounts payable and accrued liabilities........         (1,233)                 308                 (812)
      Income taxes payable............................             --                   --                   --
      Supplier advances...............................         (1,556)                 759                1,299
      Other liabilities...............................            194                  (74)                 (75)
                                                             --------             --------             --------
        Net cash provided by (used in) operating
          activities..................................         10,536               (2,570)               3,108
                                                             --------             --------             --------
Cash flows used in investing activities:
  Capital expenditures................................         (3,525)              (5,438)              (4,359)
  Acquisition of pharmacy customer lists..............           (310)                (645)                (968)
  Proceeds from sale of fixed assets..................             --                    3                   19
                                                             --------             --------             --------
        Net cash used in investing activities.........         (3,835)              (6,080)              (5,308)
                                                             --------             --------             --------
Cash flows (used in) provided by financing activities:
  Proceeds from issuance of senior notes..............         80,000                   --                   --
  Distribution paid...................................        (45,000)              (1,120)                  --
  Senior notes issuance fees paid.....................         (3,870)                  --                   --
  Proceeds from repayment of loans to Directors and
    officers..........................................            182                   --                   --
  Proceeds from exercise of common stock options......            243                   --                   --
  Proceeds from revolver borrowings...................            900               41,960               64,650
  Payments made on revolver borrowings................           (900)             (40,760)             (64,600)
  Cash overdraft......................................             --                3,690                2,329
  Repurchase of Senior Notes..........................             --               (5,605)                  --
  Payments made on long-term debt.....................        (29,269)                  --                   --
  Payments on subordinated debt.......................            (87)                  --                   --
                                                             --------             --------             --------
Net cash (used in) provided by financing
  activities..........................................          2,199               (1,835)               2,379
                                                             --------             --------             --------
Net increase (decrease) in cash and cash
  equivalents.........................................          8,900              (10,485)                 179
Cash and cash equivalents beginning of period.........          1,870               10,770                  285
                                                             --------             --------             --------
Cash and cash equivalents end of period...............       $ 10,770             $    285             $    464
                                                             ========             ========             ========

Supplemental disclosures of cash information:
  Cash paid during the period:
    Income taxes......................................       $  2,047             $    815             $  1,782
                                                             ========             ========             ========
    Interest..........................................       $  4,875             $  8,198             $  8,174
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

SUPPLIER ADVANCES


    Included in the accompanying consolidated balance sheets are $2,456 and $3,756 of advances received related to various inventory supply agreements at July 31, 1999 and July 29, 2000, respectively. Such amounts are being recorded as a reduction of cost of sales as the Subsidiary's supply agreement obligations are fulfilled, generally ranging from three to five years from the point that the supplier advance is received. The Subsidiary's obligations under the supply agreements are fulfilled through the passage of time for those supply agreements that are for a specific period of time and by the purchasing of inventory for those supply agreements that stipulate the purchasing of a specific amount of inventory. The Subsidiary is currently committed to approximately $58,248 of additional purchases under the inventory supply agreements at July 29, 2000. In the event the Subsidiary does not fulfill its obligations under the inventory supply agreements, a pro rata portion of the advance will be required to be repaid, approximating the amounts presented in the financial statements as Supplier Advances at July 29, 2000. The amount presented as the current portion of the supplier advances is estimated by the Subsidiary as the amount related to the passage of time and the estimated inventory purchases to be made during the twelve months following July 29, 2000, as applicable to the specific inventory supply agreements.


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

3. DEBT:

    Long-term debt consists of the following:


                                                                   AT              AT
                                                              JULY 31, 1999   JULY 29, 2000
                                                              -------------   -------------
Senior notes-due October 15, 2004 interest at 10 1/4%
  payable semi-annually on April 15 and October 15..........     $74,000         $74,000
Senior subordinated notes and accrued interest-due January
  31, 2005, principal plus interest at a rate of 10% per
  annum, are payable upon maturity..........................      20,369          22,424
                                                                 -------         -------
    Total...................................................      94,369          96,424
  Less, current portion due within one year.................          --              --
                                                                 -------         -------
Long-term portion...........................................     $94,369         $96,424
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

        10.15 Letter Agreement, dated as of October 16, 1997, by and between the Company and Todd H. Pluymers regarding bonus payment.*

        10.16 Employment and Non-Competition Agreement, dated as of January 30, 1995 by and between the Company and Lynn L.
                        Shallcross.*+

        10.17 Employment and Non-Competition Agreement, dated as of January 30, 1995 by and between the Company and William F.
                        Gilligan.*+

        10.18 Employment and Non-Competition Agreement, dated as of February 17, 1995 by and between the Company and Barrie
                        Levine.*+

        10.19           Employment and Non-Competition Agreement, dated as of March
                        16, 1998 by and between the Company and Michael Quinn.***+

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

        10.21           CDI Group, Inc. 1995 Stock Option Plan.+

        12.1            Statement re: Computation of Ratio of Earnings to Fixed
                        Charges for the Company.

        12.2            Statement re: Computation of Ratio of Earnings to Fixed
                        Charges for CDI Group, Inc.

        21.1            List of Subsidiaries of CDI Group, Inc.*

        24.1            Power of Attorney (included in signature page to the Form
                        10-K filed by the Registrants on October 27, 2000).

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


*** Incorporated by reference to the same numbered exhibit to the Registrants'
    Annual Report filed by the Registrant on October 29, 1999, with respect to the Registrants' fiscal year ended July 31, 1999.


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