Form 10-Q
period 2000-10-28
COMMUNITY DISTRIBUTORS INC; CDI GROUP INC
filed 2000-12-12
CIK 774492, 940727

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                      FOR THE PERIOD ENDED OCTOBER 28, 2000

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

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 date.
Yes  X  No __
    ---

         Number of shares of Common Stock, $.01 par value per share, of Community Distributors, Inc. outstanding at December 12, 2000: 1,000 shares.

         Number of shares of Class A Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at December 12, 2000: 196,632 shares.

         Number of shares of Class B Non-Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at December 12, 2000: 187,922 shares.

                          COMMUNITY DISTRIBUTORS, INC.
                                 CDI GROUP, INC.
                                      INDEX

   ITEM                                                                                                     PAGE
  NUMBER                                                                                                   NUMBER

PART I.           FINANCIAL INFORMATION

 Item 1.          Condensed Financial Statements.....................................................         3

                  COMMUNTY DISTRIBUTORS, INC.

                  Condensed Statements of Operations (Unaudited) - For the Three
                    Months Ended October 28, 2000 and October 30, 1999...............................         3

                  Condensed Balance Sheets (Unaudited) - As of October 28, 2000 and
                    July 29, 2000....................................................................         4

                  Condensed Statements of Cash Flows (Unaudited) - For the Three
                    Months Ended October 28, 2000 and October 30, 1999...............................         5

                  Notes to Condensed Financial Statements of
                    Community Distributors, Inc (Unaudited)..........................................         6

                  CDI GROUP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Operations (Unaudited) - For the Three
                    Months Ended October 28, 2000 and October 30, 1999...............................         8

                  Condensed Consolidated Balance Sheets (Unaudited) - As of October 28, 2000
                    and July 29, 2000................................................................         9

                  Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Three
                    Months Ended October 28, 2000 and October 30, 1999...............................        10

                  Notes to Condensed Consolidated Financial Statements of
                    CDI Group, Inc. and Subsidiary (Unaudited).......................................        11

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                    of Operations....................................................................        13

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.........................        18

PART II. OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K...................................................        19

                  SIGNATURES.........................................................................        20

                         PART I - FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                           THREE MONTHS ENDED
                                                                                      -----------------------------
                                                                                        October 28,    October 30,
                                                                                           2000           1999
                                                                                      -------------  --------------

Net sales                                                                             $      70,789  $       65,773
Cost of sales                                                                                53,850          48,153
                                                                                      -------------  --------------
     Gross profit                                                                            16,939          17,620
Selling, general and administrative expenses                                                 16,739          15,853
Administrative fees                                                                              63              63
Depreciation and amortization                                                                 1,508           1,450
Other income, net                                                                               460              88
                                                                                      -------------  --------------
     Operating income                                                                          (911)            342
Interest expense, net                                                                         2,136           2,042
                                                                                      -------------  --------------
     Loss before income taxes                                                                (3,047)         (1,700)
Benefit for income taxes                                                                     (1,162)         (1,225)
                                                                                      -------------  --------------
     Net loss                                                                         $      (1,885) $         (475)
                                                                                      =============  ==============

See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                 As of                     As of
                                                                              October 28,                July 29,
                                                                                 2000                      2000
                                                                             -----------                -----------

ASSETS:
     Cash and cash equivalents                                               $       533                $       464
     Accounts receivable                                                           7,617                      7,356
     Inventory                                                                    47,528                     37,076
     Prepaid expenses and other current assets                                     2,795                      1,625
                                                                             -----------                -----------
         TOTAL CURRENT ASSETS                                                     58,262                     46,521

     Property and equipment, net                                                  13,476                     13,838
     Deferred charges and other assets                                             6,867                      6,728
     Goodwill, net                                                                27,293                     27,772
                                                                             -----------                -----------
TOTAL ASSETS                                                                 $   106,109                $    94,859
                                                                             ===========                ===========

LIABILITIES:
     Revolver borrowings                                                     $    15,500                $     1,250
     Accounts payable                                                             16,903                     17,220
     Accrued expenses and other current liabilities                                6,654                      8,124
     Current portion of supplier advances                                            994                        993
                                                                             -----------                -----------
         TOTAL CURRENT LIABILITIES                                                40,051                     27,587

     Long-term debt                                                               74,000                     74,000
     Supplier advances, net of current portion                                     2,588                      2,762
     Other long-term liabilities                                                   6,634                      5,789
                                                                             -----------                -----------
TOTAL LIABILITIES                                                            $   123,273                $   110,138
                                                                             -----------                -----------

STOCKHOLDER'S DEFICIT:
     Common stock, $.01 par value, 1,000 shares authorized,
         issued and outstanding                                                        -                          -
     Additional paid-in capital                                                        -                          -
     Retained earnings                                                               378                      2,263
     Distribution in excess of capital                                           (17,542)                   (17,542)
                                                                             -----------                -----------

         TOTAL STOCKHOLDER'S DEFICIT                                             (17,164)                   (15,279)
                                                                             -----------                -----------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                  $   106,109                $    94,859
                                                                             ===========                ===========

See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                           THREE MONTHS ENDED
                                                                                      -----------------------------
                                                                                        October 28,    October 30,
                                                                                           2000           1999
                                                                                      -------------  --------------

CASH FLOWS USED IN  OPERATING ACTIVITIES:
     Net loss                                                                         $      (1,885)  $        (475)
     Depreciation and amortization                                                            1,554           1,519
     Non-cash rent expense                                                                      198             142
     LIFO provision                                                                             300             300
     Changes in operating assets and liabilities                                            (15,268)        (11,509)
                                                                                      -------------  --------------
NET CASH USED IN  OPERATING ACTIVITIES                                                      (15,101)        (10,023)

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                                                      (452)           (917)
     Acquisitions of pharmacy customer lists                                                   (397)           (154)
                                                                                      -------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                                                          (849)         (1,071)

CASH FLOWS FROM FINANCING ACTIVITES:
     Proceeds from revolver borrowings                                                       32,300          20,300
     Repayments of revolver borrowings                                                      (18,050)        (11,500)
     Cash overdraft                                                                           1,769           2,334
                                                                                      -------------  --------------
NET CASH FROM (USED IN) FINANCING ACTIVITES                                                  16,019          11,134

Net increase (decrease) in cash and cash equivalents                                             69              40
Cash and cash equivalents at beginning of period                                                464             285
                                                                                      -------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $         533  $          325
                                                                                      =============  ==============

See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


(1)  BASIS OF PRESENTATION:

     The accompanying financial statements should be read in conjunction with the audited financial statements of Community Distributors, Inc. (the "Company"), and the notes thereto contained in the Company's annual report on Form 10-K, as amended, for its fiscal year ended July 29, 2000. The Company, a wholly owned subsidiary of CDI Group, Inc. (the "Parent"), is engaged in the operation of retail stores throughout New Jersey. These interim financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position and operating results and cash flows for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

(4)  DEBT:

     Long-term debt includes $74,000 of 10 1/4% senior notes due in 2004 (the "Senior Notes") which are guaranteed by the Parent. The terms of the Senior Notes include certain restrictive covenants regarding the payment of dividends, the incurrence of debt, the use of proceeds resulting from disposition of assets and certain other defined activities. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all such outstanding notes.

     The Company maintains a $20,000 revolving credit facility (the "Facility") with a bank expiring in October 2002. This Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregated approximately $3,144 at July 29, 2000. The Company did not have any outstanding letter of credit commitments as of October 28, 2000. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

                          COMMUNITY DISTRIBUTORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

(5)  INVENTORY COSTING METHOD:

     Inventory at interim periods is valued on a last-in, first-out (LIFO) basis which is determined based on estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories.

                         CDI GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                           THREE MONTHS ENDED
                                                                                      -----------------------------
                                                                                        October 28,    October 30,
                                                                                           2000           1999
                                                                                      -------------  --------------

Net sales                                                                             $      70,789  $       65,773
Cost of sales                                                                                53,850          48,153
                                                                                      -------------  --------------
     Gross profit                                                                            16,939          17,620
Selling, general and administrative expenses                                                 16,739          15,853
Administrative fees                                                                              63              63
Depreciation and amortization                                                                 1,508           1,450
Other income, net                                                                               460              88
                                                                                      -------------  --------------
     Operating income                                                                          (911)            342
Interest expense, net                                                                         2,668           2,525
                                                                                      -------------  --------------
     Loss before income taxes                                                                (3,579)         (2,183)
Benefit for income taxes                                                                     (1,348)         (1,394)
                                                                                      -------------  --------------
       Net loss                                                                       $      (2,231)  $        (789)
                                                                                      =============  ==============

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                 As of                     As of
                                                                              October 28,                July 29,
                                                                                 2000                      2000
                                                                             -----------                -----------

ASSETS:
     Cash and cash equivalents                                               $       533                $       464
     Accounts receivable                                                           7,652                      7,389
     Inventory                                                                    47,528                     37,076
     Prepaid expenses and other current assets                                     2,981                      2,080
                                                                             -----------                -----------
         TOTAL CURRENT ASSETS                                                     58,694                     47,009

     Property and equipment, net                                                  13,476                     13,838
     Deferred charges and other assets                                             6,867                      5,977
     Goodwill, net                                                                27,293                     27,772
                                                                             -----------                -----------
TOTAL ASSETS                                                                 $   106,330                $    95,347
                                                                             ===========                ===========

LIABILITIES:
     Revolver borrowings                                                     $    15,500                $     1,250
     Accounts payable                                                             16,903                     17,220
     Accrued expenses and other current liabilities                                6,654                      7,902
     Current portion of supplier advances                                            994                        993
                                                                             -----------                -----------
         TOTAL CURRENT LIABILITIES                                                40,051                     27,365

     Long-term debt                                                               74,000                     74,000
     Subordinated debt                                                            22,957                     22,424
     Supplier advances, net of current portion                                     2,588                      2,762
     Other long-term liabilities                                                   3,364                      3,195
                                                                             -----------                -----------
TOTAL LIABILITIES                                                            $   142,960                $   129,746
                                                                             -----------                -----------

COMMITMENTS AND CONTINGENCIES:
     Redeemable preferred stock, $1.00 par value, 7,862 authorized,
         issued and outstanding, redemption value $100 per share                     786                        786
     Redeemable shares of Class A voting common stock, 57,963
         shares issued and outstanding at net redemption
         value at October 28, 2000 and July 29, 2000                                 493                        493

STOCKHOLDERS' DEFICIT:
     Class A voting common stock, $.00001 par value, authorized
         600,000 shares, 196,632 issued and outstanding at
         October 28, 2000 and July 29, 2000                                            -                          -
     Class B voting common stock, $.00001 par value, authorized
         600,000 shares, 187,922 issued and outstanding at
         October 28, 2000 and July 29, 2000                                            -                          -
     Additional paid-in capital                                                        -                          -
     Retained earnings                                                            (3,305)                    (1,074)
     Distribution in excess of capital                                           (34,604)                   (34,604)
                                                                             -----------                -----------
         TOTAL STOCKHOLDERS' DEFICIT                                             (37,909)                   (35,678)
                                                                             -----------                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $   106,330                $    95,347
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

                         CDI GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                           THREE MONTHS ENDED
                                                                                      -----------------------------
                                                                                        October 28,    October 30,
                                                                                           2000           1999
                                                                                      -------------  --------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net loss                                                                         $      (2,231)  $        (789)
     Depreciation and amortization                                                            1,554           1,519
     Non-cash rent expense                                                                      198             142
     Non-cash interest expense                                                                  532             483
     LIFO provision                                                                             300             300
     Changes in operating assets and liabilities                                            (15,454)        (11,832)
                                                                                      -------------  --------------
NET CASH USED IN OPERATING ACTIVITIES                                                       (15,101)        (10,177)

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                                                      (452)           (917)
     Acquisition of pharmacy customer lists                                                    (397)           (154)
                                                                                      -------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                                                          (849)         (1,071)

CASH FLOWS USED IN FINANCING ACTIVITES:
     Proceeds from revolver borrowings                                                       32,300          20,300
     Repayments of revolver borrowings                                                      (18,050)        (11,500)
     Cash overdraft                                                                           1,769           2,334
                                                                                      -------------  --------------
NET CASH FROM (USED IN) FINANCING ACTIVITES                                                  16,019          11,134

Net increase (decrease) in cash and cash equivalents                                             69              40
Cash and cash equivalents at beginning of period                                                464             285
                                                                                      -------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $         533  $          325
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

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


(1)  BASIS OF PRESENTATION:

     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of CDI Group, Inc. (the "Parent") and Subsidiary (collectively referred to as the "Company"), and the notes thereto contained in the Company's annual report on Form 10-K, as amended, for its fiscal year ended July 29, 2000. The accompanying condensed consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiary, Community Distributors, Inc. (the "Subsidiary"), which is engaged in the operation of retail stores throughout New Jersey. These interim consolidated financial statements are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position, operating results, and cash flows for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

(4)  DEBT:

     Long-term debt includes $74,000 of 10 1/4% senior notes due in 2004 (the "Senior Notes") which are guaranteed by the Parent. The terms of the senior notes include certain restrictive covenants regarding the payment of dividends, the incurrence of debt, the use of proceeds resulting from disposition of assets and certain other defined activities. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all such outstanding notes.

     The Company maintains a $20,000 revolving credit facility (the "Facility") with a bank expiring in October 2002. This Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregated approximately $3,144 at July 29, 2000. The Company did not have any outstanding letter of credit commitments as of October 28, 2000. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


     In addition to the outstanding Senior Notes issued by the Subsidiary, the Parent had outstanding long-term debt, consisting of senior subordinated notes due January 31, 2005, in the amount of $22,957 and $22,424 at October 28, 2000 and July 29, 2000, respectively, which includes accrued interest.

(6)  INVENTORY COSTING METHOD:

     Inventory at interim periods is valued on a last-in, first-out (LIFO) basis which is determined based on estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

         This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including, but not limited to, (i) statements about possible changes in the rate of increase of pharmacy sales to participants in managed health care plans and other third-party payer plans ("Third Party Plans") as a percentage of total pharmacy sales, and its impact on profitability; (ii) the ability of the Community Distributors, Inc. (the "Company") to meet its debt service obligations and to fund anticipated capital expenditures and working capital requirements in the future; and (iii) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company and of CDI Group, Inc. (the "Holding Company") as of the date of this Quarterly Report on Form 10-Q, and the Company and the Holding Company caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Certain Risks" in the Annual Report on Form 10-K, as amended, for its fiscal year ended July 29, 2000 for the Company and for the Holding Company.

RESULTS OF OPERATIONS

         Except where indicated below, the following discussion related to the operations of the Company only. The Holding Company conducts no operations separate from the Company.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 28, 2000 (THE "2001 PERIOD") WITH THE THREE MONTHS ENDED OCTOBER 30, 1999 (THE "2000 PERIOD").

         Net sales for the 2001 Period were $70.8 million as compared to $65.8 million for the 2000 Period, an increase of $5.0 million, or 7.6%. This increase, which includes a 7.6% increase in same-store sales, was primarily due to (i) a 0.5% decrease in sales of non-pharmacy products from $44.4 million for the 2000 Period to $44.2 million for the 2001 Period, and (ii) a 24.3% increase in pharmacy sales from $21.4 million for the 2000 Period to $26.6 million for the 2001 Period, including a 30.5% increase in pharmacy sales to Third Party Plan customers from $17.6 million for the 2000 Period to $23.0 million for the 2001 Period. The Company attributes the decrease in net sales of non-pharmacy products to the increased competition in the Company's markets, to an increased level of sales at lower prices due to increased markdowns offset by new stores opened during the 2001 Period. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 534,000 for the 2001 Period as compared to approximately 469,000 for the 2000 Period, an increase of approximately 65,000, or 13.9%. The number of prescriptions filled for Third Party Plan customers increased to approximately 455,000 for the 2001 Period, as compared to 385,000 for the 2000 Period, an increase of approximately 70,000, or 18.2%. Pharmacy sales to non-Third Party Plan customers were $3.6 million in the 2001 Period as compared to $3.8 million in the 2000 Period, a decrease of $0.2 million, or 5.3%, primarily as the result of increased participation of the Company's customers in Third Party Plans and by a decrease in the volume of pharmacy products sold to non-Third Party Plan customers from approximately 84,000 in the 2000 Period to approximately 79,000 in the 2001 Period.

         Gross profit was $16.9 million for the 2001 Period, as compared to $17.6 million for the 2000 Period, a decrease of $0.7 million, or 4.0%. Gross profit as a percentage of net sales was 23.9% for the 2001 Period as compared to 26.7% for the 2000 Period. This 2.9% decrease in gross profit as a percentage of sales was due primarily to (i) pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, representing a higher percentage of total sales in the 2001 Period as compared to the 2000 Period, (ii) a decrease in the margin on pharmacy merchandise due to the new purchasing agreement with Cardinal Health, Inc., and (iii) a decline in the margin on non-pharmacy merchandise due to greater competition in the Company's market and increased markdowns on seasonal merchandise.

         Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $5.0 million for the 2001 Period as compared to $4.6 million for the 2000 Period, an increase of $0.4 million, or 8.7%, which was primarily the result of the increase in sales and prescriptions filled on a same store basis, the maturing of new stores opened in the last three fiscal years, and to the acquisition of the inventory and customer lists of seven independent pharmacies during the last three fiscal years. Gross profit on sales to Third Party Plan customers was $3.7 million for the 2001 Period as compared to $3.2 million for the 2000 Period, an increase of $0.5 million, or 15.6%, which was primarily the result of the increase in sales of prescriptions to Third Party Plan customers as a percent of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $1.3 million in the 2001 Period as compared to $1.4 million in the 2000 Period, a decrease of $0.1 million, or 7.1%, which was primarily the result of a decrease in sales of prescriptions to non-Third Party Plan customers as a percentage of total sales of prescriptions.

         Although management expects that sales to Third Party Plan customers as a percentage of total pharmacy sales will continue to increase, management believes that as this rate of increase slows, margins will stabilize, resulting in pharmacy gross profit growth that more closely approximates pharmacy sales growth rates. Management believes that the rate of increase in sales to Third Party Plan customers as a percentage of total pharmacy sales will slow because the current growth rate, if continued, would reach the point at which almost all members of the population who may eligible for enrollment in Third Party Plans will be so covered. However, management believes there will always be some pharmacy customers who do not enroll in Third Party Plans. The Company is unable to estimate when this increase will slow, or stop, if at all. Because of the lower margins on prescription sales to Third Party Plan participants, management believes that the increase in Third Party Plan prescription sales as a percentage of total pharmacy sales may further negatively impact profit margin, although this may be partly or wholly offset by the increases in non-pharmacy sales that may result from increased floor traffic associated with increased pharmacy sales. There can be no assurance, however, that the increase in Third Party Plan prescription sales as a percentage of total prescription sales will continue, or that any resulting decrease in overall margins will be offset by higher margins on non-pharmacy merchandise.

         Gross profit on non-pharmacy sales was $11.9 million for the 2001 Period, as compared to $13.0 million for the 2000 Period, a decrease of $1.1 million, or 8.5%. Gross profit as a percentage of non-pharmacy sales was 26.9% for the 2001 Period as compared to 29.3% for the 2000 Period, a decrease of 2.4%. Gross profit as a percentage of non-pharmacy sales decreased due to greater competition in the Company's market and to an increase in the amount of markdowns taken on seasonal merchandise.

         Selling, general and administrative expense as a percentage of net sales was 23.6% for the 2001 Period, as compared to 24.2% for the 2000 Period, a decrease of 0.6%. This decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to a greater growth of total net sales from the 2000 Period to the 2001 Period as compared to the increase in total selling, general and administrative expense from the 2000 Period to the 2001 Period.

         Depreciation and amortization expense was $1.5 million for the 2001 and 2000 Periods.

         Other income, net was $0.5 million for the 2001 Period as compared to $0.1 million for the 2000 Period, an increase of $0.4 million, resulting from the Company's receipt of $0.4 million as a member of the class in the Brand Name Drug class action litigation.

         The Company's net interest expense was $2.1 million in the 2001 Period as compared to $2.0 million in the 2000 Period, an increase of $0.1 million resulting from the higher level of outstanding balances on the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $0.6 in the 2001 Period as compared to $0.5 million for 2000 Period, an increase of $0.1 million resulting from the compounding of interest on the subordinated debt.

         The Company's benefit for income taxes was $1.2 million for the 2001 and 2000 Periods, which was primarily the result of a lower effective tax rate during the 2001 Period due to a larger loss before income taxes resulting primarily from the decline in gross profit. The Holding Company experienced a benefit from income taxes of $0.2 million in the 2001 and 2000 Period, related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the amortization of goodwill and of beneficial leaseholds that are not deductible when calculating taxable income.

         The Company's net loss for the 2001 Period was $1.9 million as compared to $0.5 million in the 2000 Period, an increase in the net loss of $1.4 million, which is primarily due to lower gross profit during the 2001 Period as previously discussed. The Holding Company incurred a net loss of $0.3 for both the 2001 Period and 2000 Period, principally as a result of the accrued interest on the subordinated debt.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 28, 2000 (THE "2001 PERIOD") WITH THE THREE MONTHS ENDED OCTOBER 30, 1999 (THE "2000 PERIOD").

         During the 2001 Period, cash used in operations was $15.1 million as compared to $10.0 million for the 2000 Period, an increased use of cash of $5.1 million. The increased use of cash in operations is the result of the higher level of investment in pharmacy inventory related to the significant increase in pharmacy sales and as the result of an increase in non-pharmacy seasonal inventory, offset by one less store opened during the 2001 Period as compared to the 2000 Period. Cash used in investing activities was $0.8 million during the 2001 Period as compared to $1.1 million during the 2000 Period, a decrease of $0.3 million, which was the result of one less store opened during the 2001 Period as compared to during the 2000 Period offset by an increased level of expenditures to purchase the customer lists of independent pharmacies. Cash provided by financing activities was $16.0 million during the 2001 Period as compared to $11.1 million during the 2000 Period. Cash provided by financing activities during the 2001 Period was from net borrowings on the Company's credit facility of $14.2 million and by a cash overdraft of $1.8 million while the cash provided by financing activities in the 2000 Period was from net borrowings on the Company's credit facility of $8.8 million and by a cash overdraft of $2.3 million.

         The Company believes that, based on anticipated levels of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes when due, and to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of its fiscal years ended July 28, 2001 and July 27, 2002. The Company's ability to make scheduled payments of principal or interest thereon, or to refinance its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. The Company expects that substantially all of its borrowings under its credit facility will bear interest at floating rates; therefore, the Company's financial condition will be affected by any changes in prevailing rates.

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

         POTENTIAL GROWTH AND EXPANSION. The Company has grown in recent years by opening new stores, remodeling and relocating existing stores and refining the product mix in existing stores. The ability of the Company to continue to grow in the future will depend on factors including existing and emerging competition, the availability of working capital to support growth, the Company's ability to manage costs and maintain margins in the face of pricing pressures, and the ability to recruit and train qualified personnel. New stores that the Company opens may not be profitable.

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

         DEPENDENCE ON KEY PERSONNEL. The success of the Company depends upon the efforts, abilities and expertise of its Chief Executive Officer and President and other key employees. The loss of the services of any key employees could have a material adverse effect on the Company's financial condition and results of operations.

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

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule of Community Distributors,
                           Inc.
                  27.2     Financial Data Schedule of CDI Group, Inc.

         (b)      No Reports on Form 8-K

                  Neither the Company nor the Holding Company filed any reports on Form 8-K during the three months ended October 28, 2000.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                     COMMUNITY DISTRIBUTORS, INC.

December 12, 2000                    By:  /s/  TODD H. PLUYMERS
                                          -------------------------------------
                                               Todd H. Pluymers,
                                               Chief Financial Officer
                                               (AUTHORIZED OFFICER AND PRINCIPAL
                                               FINANCE AND ACCOUNTING OFFICER)

                                     CDI GROUP, INC.

December 12, 2000                    By:  /s/  TODD H. PLUYMERS
                                          -------------------------------------
                                               Todd H. Pluymers,
                                               Chief Financial Officer
                                               (AUTHORIZED OFFICER AND PRINCIPAL
                                               FINANCE AND ACCOUNTING OFFICER)