Form 10-Q
period 2001-01-27
COMMUNITY DISTRIBUTORS INC; CDI GROUP INC
filed 2001-03-13
CIK 774492, 940727

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JANUARY 27, 2001

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
Yes  X   No
    ---     ---

         Number of shares of Common Stock, $.01 par value per share, of Community Distributors, Inc. outstanding at March 13, 2001: 1,000 shares.

         Number of shares of Class A Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at March 13, 2001: 196,632 shares.

         Number of shares of Class B Non-Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at March 13, 2001: 187,922 shares.

                          COMMUNITY DISTRIBUTORS, INC.
                                 CDI GROUP, INC.
                                      INDEX


 ITEM                                                                                                                     PAGE
NUMBER                                                                                                                   NUMBER
PART I.           FINANCIAL INFORMATION

  Item 1.         Condensed Financial Statements...................................................................         3

                  COMMUNITY DISTRIBUTORS, INC.

                  Condensed Statements of Operations (Unaudited) - For the Three and
                    Six Month Periods Ended January 27, 2001 and January 29, 2000..................................         3

                  Condensed Balance Sheets (Unaudited) - As of January 27, 2001 and
                    July 29, 2000..................................................................................         4

                  Condensed Statements of Cash Flows (Unaudited) - For the Three and
                    Six Month Periods Ended January 27, 2001 and January 29, 2000..................................         5

                  Notes to Condensed Financial Statements of
                    Community Distributors, Inc. (Unaudited).......................................................         6

                  CDI GROUP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Operations (Unaudited) - For the Three and
                    Six Month Periods Ended January 27, 2001 and January 29, 2000..................................         8

                  Condensed Consolidated Balance Sheets (Unaudited) - As of January 27, 2001
                    and July 29, 2000..............................................................................         9

                  Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Three
                    and Six Month Periods Ended January 27, 2001 and January 29, 2000..............................        10

                  Notes to Condensed Consolidated Financial Statements of
                    CDI Group, Inc. and Subsidiary (Unaudited).....................................................        11

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                    of Operations..................................................................................        13

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................................        20

PART II. OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K.................................................................        21

                  SIGNATURES.......................................................................................        22

                         PART I - FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      JANUARY 27,     JANUARY 29,      JANUARY 27,     JANUARY 29,
                                                         2001            2000             2001            2000
                                                     -------------   -------------    -------------   -------------
Net sales                                            $      85,400   $      82,041    $     156,189   $     147,814
Cost of sales                                               62,577          57,822          116,427         105,975
                                                     -------------   -------------    -------------   -------------
     Gross profit                                           22,823          24,219           39,762          41,839
Selling, general and administrative expenses                19,095          17,092           35,835          32,945
Administrative fees                                             62              62              125             125
Depreciation and amortization                                1,539           1,531            3,048           2,981
Other income, net                                               51             118              511             206
                                                     -------------   -------------    -------------   -------------
     Operating income                                        2,178           5,652            1,265           5,994
Interest expense, net                                        2,195           2,026            4,331           4,068
                                                     -------------   -------------    -------------   -------------
     Income (loss) before income taxes                        (17)           3,626          (3,066)           1,926
Provision (benefit) for income taxes                           358           2,609            (804)           1,384
                                                     -------------   -------------    -------------   -------------
     Net income (loss)                               $       (375)   $       1,017    $     (2,262)   $         542
                                                     =============   =============    =============   =============


See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (Amounts in thousands)


                                                                                 AS OF                     AS OF
                                                                              JANUARY 27,                JULY 29,
                                                                                 2001                      2000
                                                                             -----------                -----------
ASSETS:
     Cash and cash equivalents                                               $       557                $       464
     Accounts receivable                                                           8,585                      7,356
     Inventory                                                                    38,474                     37,076
     Prepaid expenses and other current assets                                     2,666                      1,625
                                                                             -----------                -----------
         TOTAL CURRENT ASSETS                                                     50,282                     46,521

     Property and equipment, net                                                  13,766                     13,838
     Deferred charges and other assets                                             6,607                      6,728
     Goodwill, net                                                                26,814                     27,772
                                                                             -----------                -----------
TOTAL ASSETS                                                                 $    97,469                $    94,859
                                                                             ===========                ===========

LIABILITIES:
     Revolver borrowings                                                     $     8,275                $     1,250
     Accounts payable                                                             14,696                     17,220
     Accrued expenses and other current liabilities                                7,885                      8,124
     Current portion of supplier advances                                            994                        993
                                                                             -----------                -----------
         TOTAL CURRENT LIABILITIES                                                31,850                     27,587

     Long-term debt                                                               74,000                     74,000
     Supplier advances, net of current portion                                     2,304                      2,762
     Other long-term liabilities                                                   6,856                      5,789
                                                                             -----------                -----------
TOTAL LIABILITIES                                                            $   115,010                $   110,138
                                                                             -----------                -----------

STOCKHOLDER'S DEFICIT:
     Common stock, $.01 par value, 1,000 shares authorized,
         issued and outstanding                                                       --                         --
     Additional paid-in capital                                                       --                         --
     Retained earnings                                                                 1                      2,263
     Distribution in excess of capital                                          (17,542)                   (17,542)
                                                                             -----------                -----------

         TOTAL STOCKHOLDER'S DEFICIT                                            (17,541)                   (15,279)
                                                                             -----------                -----------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                  $    97,469                $    94,859
                                                                             ===========                ===========


See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     -----------------------------    -----------------------------
                                                      JANUARY 27,     JANUARY 29,      JANUARY 27,     JANUARY 29,
                                                         2001            2000             2001            2000
                                                     -------------   -------------    -------------   -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income (loss)                               $       (375)   $       1,017    $     (2,262)   $         542
     Depreciation and amortization                           1,600           1,567            3,152           3,086
     Non-cash rent expense                                     185             158              384             303
     LIFO provision                                            100               -              400             300
     Changes in operating assets and liabilities             5,177           3,375          (8,318)         (5,957)
                                                     -------------   -------------    -------------   -------------
NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                6,687           6,117          (6,644)         (1,726)

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                  (1,151)           (983)          (2,001)         (1,900)
                                                     -------------   -------------    -------------   -------------
NET CASH USED IN INVESTING ACTIVITIES                      (1,151)           (983)          (2,001)         (1,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolver borrowings                      21,425           9,200           53,725          29,500
     Repayments of revolver borrowings                    (28,650)        (19,200)         (46,700)        (30,700)
     Cash overdraft                                          1,713           4,925            1,713           4,925
                                                     -------------   -------------    -------------   -------------
NET CASH FROM (USED IN) FINANCING ACTIVITIES               (5,512)         (5,075)            8,738           3,725

Net increase in cash and cash equivalents                       24              59               93              99
Cash and cash equivalents at beginning of period               533             325              464             285
                                                     -------------   -------------    -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $         557   $         384    $         557   $         384
                                                     =============   =============    =============   =============


See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


(1)  BASIS OF PRESENTATION:

     The accompanying financial statements should be read in conjunction with the audited financial statements of Community Distributors, Inc. (the "Company"), and the notes thereto contained in the Company's annual report on Form 10-K, as amended, for its fiscal year ended July 29, 2000. The Company, a wholly owned subsidiary of CDI Group, Inc. (the "Parent"), is engaged in the operation of retail stores throughout New Jersey. These interim financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position and operating results and cash flows for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

(4)  DEBT:

     Long-term debt includes $74,000 of 10 1/4% senior notes due in 2004 (the "Senior Notes"), which are guaranteed by the Parent. The terms of the Senior Notes include certain restrictive covenants regarding the payment of dividends, the incurrence of debt, the use of proceeds resulting from disposition of assets and certain other defined activities. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all such outstanding notes.

     The Company maintains a $20,000 revolving credit facility (the "Facility") with a bank expiring in October 2002. This Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregated approximately $2,248 and $3,144 at January 27, 2001 and July 29, 2000, respectively. At January 27, 2001, $9,477 of the Facility was available to the Company. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

                          COMMUNITY DISTRIBUTORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

(5)  INVENTORY COSTING METHOD:

     Inventory at interim periods is valued on a last-in, first-out (LIFO) basis that is determined based on current estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories. The results of the last physical inventory that was taken on January 27, 2001 did not have a material impact on the results of operations, financial position and cash flows.

                         CDI GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)


                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     -----------------------------    -----------------------------
                                                      JANUARY 27,     JANUARY 29,      JANUARY 27,     JANUARY 29,
                                                         2001            2000             2001           2000
                                                     -------------   -------------    -------------   -------------
Net sales                                            $      85,400   $      82,041    $     156,189   $     147,814
Cost of sales                                               62,577          57,822          116,427         105,975
                                                     -------------   -------------    -------------   -------------
     Gross profit                                           22,823          24,219           39,762          41,839
Selling, general and administrative expenses                19,095          17,092           35,835          32,945
Administrative fees                                             62              62              125             125
Depreciation and amortization                                1,539           1,531            3,048           2,981
Other income, net                                               51             118              511             206
                                                     -------------   -------------    -------------   -------------
     Operating income                                        2,178           5,652            1,265           5,994
Interest expense, net                                        2,726           2,510            5,394           5,035
                                                     -------------   -------------    -------------   -------------
     Income (loss) before income taxes                       (548)           3,142          (4,129)             959
Provision (benefit) for income taxes                           172           2,439          (1,176)           1,045
                                                     -------------   -------------    -------------   -------------
       Net income (loss)                             $       (720)   $         703    $     (2,953)   $        (86)
                                                     =============   =============    =============   =============


See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                AS OF                     AS OF
                                                                             JANUARY 27,                 JULY 29,
                                                                                2001                       2000
                                                                             -----------                -----------
ASSETS:
     Cash and cash equivalents                                               $       557                $       464
     Accounts receivable                                                           8,622                      7,389
     Inventory                                                                    38,474                     37,076
     Prepaid expenses and other current assets                                     3,038                      2,080
                                                                             -----------                -----------
         TOTAL CURRENT ASSETS                                                     50,691                     47,009

     Property and equipment, net                                                  13,766                     13,838
     Deferred charges and other assets                                             6,607                      6,728
     Goodwill, net                                                                26,814                     27,772
                                                                             -----------                -----------
TOTAL ASSETS                                                                 $    97,878                $    95,347
                                                                             ===========                ===========

LIABILITIES:
     Revolver borrowings                                                     $     8,275                $     1,250
     Accounts payable                                                             14,696                     17,220
     Accrued expenses and other current liabilities                                7,885                      7,902
     Current portion of supplier advances                                            994                        993
                                                                             -----------                -----------
         TOTAL CURRENT LIABILITIES                                                31,850                     27,365

     Long-term debt                                                               74,000                     74,000
     Subordinated debt                                                            23,491                     22,424
     Supplier advances, net of current portion                                     2,304                      2,762
     Other long-term liabilities                                                   3,585                      3,195
                                                                             -----------                -----------
TOTAL LIABILITIES                                                            $   135,230                $   129,746
                                                                             -----------                -----------

COMMITMENTS AND CONTINGENCIES:
     Redeemable preferred stock, $1.00 par value, 7,862 authorized,
         issued and outstanding, redemption value $100 per share                     786                        786
     Redeemable shares of Class A voting common stock, 57,963
         shares issued and outstanding at net redemption
         value at January 27, 2001 and July 29, 2000                                 493                        493

STOCKHOLDERS' DEFICIT:
     Class A voting common stock, $.00001 par value, authorized 600,000 shares,
         196,632 issued and outstanding at
         January 27, 2001 and July 29, 2000                                           --                         --
     Class B voting common stock, $.00001 par value, authorized
         600,000 shares, 187,922 issued and outstanding at
         January 27, 2001 and July 29, 2000                                           --                         --
     Additional paid-in capital                                                       --                         --
     Retained deficit                                                            (4,027)                    (1,074)
     Distribution in excess of capital                                          (34,604)                   (34,604)
                                                                             -----------                ----------
         TOTAL STOCKHOLDERS' DEFICIT                                            (38,631)                   (35,678)
                                                                             -----------                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $    97,878                $    95,347
                                                                             ===========                ===========


See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     -----------------------------    -----------------------------
                                                      JANUARY 27,     JANUARY 29,      JANUARY 27,     JANUARY 29,
                                                         2001            2000             2001            2000
                                                     -------------   -------------    -------------   -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income (loss)                               $       (720)   $         703    $     (2,953)   $        (86)
     Depreciation and amortization                           1,600           1,567            3,152           3,086
     Non-cash rent expense                                     185             158              384             303
     Non-cash interest expense                                 531             484            1,063             967
     LIFO provision                                            100               -              400             300
     Changes in operating assets and liabilities             4,991           3,205          (8,690)         (6,296)
                                                     -------------   -------------    -------------   -------------
NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                6,687           6,117          (6,644)         (1,726)

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                  (1,151)           (983)          (2,001)         (1,900)
                                                     -------------   -------------    -------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                      (1,151)           (983)          (2,001)         (1,900)

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Proceeds from revolver borrowings                      21,425           9,200           53,725          29,500
     Repayments of revolver borrowings                    (28,650)        (19,200)         (46,700)        (30,700)
     Cash overdraft                                          1,713           4,925            1,713           4,925
                                                     -------------   -------------    -------------   -------------
NET CASH FROM (USED IN) FINANCING ACTIVITIES               (5,512)         (5,075)            8,738           3,725

Net increase in cash and cash equivalents                       24              59               93              99
Cash and cash equivalents at beginning of period               533             325              464             285
                                                     -------------   -------------    -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $         557   $         384    $         557   $         384
                                                     =============   =============    =============   =============


See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


(1)  BASIS OF PRESENTATION:

     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of CDI Group, Inc. (the "Parent") and Subsidiary (collectively referred to as the "Company"), and the notes thereto contained in the Company's annual report on Form 10-K, as amended, for its fiscal year ended July 29, 2000. The accompanying condensed consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiary, Community Distributors, Inc. (the "Subsidiary"), which is engaged in the operation of retail stores throughout New Jersey. These interim consolidated financial statements are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position, operating results, and cash flows for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

(4)  DEBT:

     Long-term debt includes $74,000 of 10 1/4% senior notes due in 2004 (the "Senior Notes"), which are guaranteed by the Parent. The terms of the Senior Notes include certain restrictive covenants regarding the payment of dividends, the incurrence of debt, the use of proceeds resulting from disposition of assets and certain other defined activities. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all such outstanding notes.

     The Company maintains a $20,000 revolving credit facility (the "Facility") with a bank expiring in October 2002. This Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregated approximately $2,248 and $3,144 at January 27, 2001 and July 29, 2000, respectively. At January 27, 2001, $9,477 of the Facility was available to the Company. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


     In addition to the outstanding Senior Notes issued by the Subsidiary, the Parent had outstanding long-term debt, consisting of senior subordinated notes due January 31, 2005, in the amount of $23,491 and $22,424 at January 27, 2001 and July 29, 2000, respectively, which includes accrued interest.

(6)  INVENTORY COSTING METHOD:

     Inventory at interim periods is valued on a last-in, first-out (LIFO) basis which is determined based on current estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories. The results of the last physical inventory that was taken on January 27, 2001 did not have a material impact on the results of operations, financial position and cash flows.

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

COMPARISON OF THE THREE MONTHS ENDED JANUARY 21, 2001 (THE "2001 THREE-MONTH PERIOD") WITH THE THREE MONTHS ENDED JANUARY 29, 2000 (THE "2000 THREE-MONTH PERIOD").

         Net sales for the 2001 Three-Month Period were $85.4 million as compared to $82.0 million for the 2000 Three-Month Period, an increase of $3.4 million, or 4.1%. This increase, which includes a 3.9% increase in same-store sales, was primarily due to (i) a 3.6% decrease in sales of non-pharmacy products from $58.5 million for the 2000 Three-Month Period to $56.4 million for the 2001 Three-Month Period, and (ii) a 23.4% increase in pharmacy sales from $23.5 million for the 2000 Three-Month Period to $29.0 million for the 2001 Three-Month Period, including a 29.7% increase in pharmacy sales to Third Party Plan customers from $19.5 million for the 2000 Three-Month Period to $25.3 million for the 2001 Three-Month Period. The Company attributes the decrease in net sales of non-pharmacy products to the increased competition in the Company's markets, a decline in personal consumer spending, and an increased level of sales at lower prices due to increased markdowns offset by a new store opened during the 2001 Three-Month Period. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 574,000 for the 2001 Three-Month Period as compared to approximately 522,000 for the 2000 Three-Month Period, an increase of approximately 52,000, or 10.0%. The number of prescriptions filled for Third Party Plan customers increased to approximately 495,000 for the 2001 Three-Month Period, as compared to 434,000 for the 2000 Three-Month Period, an increase of approximately 61,000, or 14.1%. Pharmacy sales to non-Third Party Plan customers were $3.7 million in the 2001 Three-Month Period as compared to $4.0 million in the 2000 Three-Month Period, a decrease of $0.3 million, or 7.5%, primarily as the result of increased participation of the Company's customers in Third Party Plans and by a decrease in the number of prescriptions filled for non-Third Party Plan customers from approximately 88,000 in the 2000 Three-Month Period to approximately 79,000 in the 2001 Three-Month Period.

         Gross profit was $22.8 million for the 2001 Three-Month Period, as compared to $24.2 million for the 2000 Three-Month Period, a decrease of $1.4 million, or 5.8%. Gross profit as a percentage of net sales was 26.7% for the 2001 Three-Month Period as compared to 29.5% for the 2000 Three-Month Period. This 2.8% decrease in gross profit as a percentage of net sales was due primarily to pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, representing a higher percentage of total sales in the 2001 Three-Month Period as compared to the 2000 Three-Month Period, a decrease in the margin on pharmacy merchandise due to the new purchasing agreement with Cardinal Health, Inc. that was entered into during the second half of the 2000 fiscal year and continues after the end of fiscal 2001, and a decline in the margin on non-pharmacy merchandise due to greater competition in the Company's market and increased markdowns on seasonal merchandise.

         Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $5.6 million for the 2001 Three-Month Period as compared to $4.6 million for the 2000 Three-Month Period, an increase of $1.0 million, or 21.7%, which was primarily the result of the increase in sales and prescriptions filled on a same store basis, the maturing of new stores opened in the last three fiscal years, and to the acquisition of the inventory and customer lists of seven independent pharmacies during the last three fiscal years. Gross profit on sales to Third Party Plan customers was $4.2 million for the 2001 Three-Month Period as compared to $3.0 million for the 2000 Three-Month Period, an increase of $1.2 million, or 40.0%, which was primarily the result of the increase in sales of prescriptions to Third Party Plan customers as a percent of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $1.4 million in the 2001 Three-Month Period as compared to $1.6 million in the 2000 Three-Month Period, a decrease of $0.2 million, or 12.5%, which was primarily the result of a decrease in sales of prescriptions to non-Third Party Plan customers as a percentage of total sales of prescriptions.

         Although management expects that sales to Third Party Plan customers as a percentage of total pharmacy sales will continue to increase, management believes that as this rate of increase slows, margins will stabilize, resulting in pharmacy gross profit growth that more closely approximates pharmacy sales growth rates. Management believes that the rate of increase in sales to Third Party Plan customers as a percentage of total pharmacy sales should slow because the current growth rate, if continued, would reach the point at which almost all members of the population who may be eligible for enrollment in Third Party Plans will be so covered. However, management believes there will always be some pharmacy customers who do not enroll in Third Party Plans. The Company is unable to estimate when this increase will slow, or stop, if at all. Because of the lower margins on prescription sales to Third Party Plan participants, management believes that the increase in Third Party Plan prescription sales as a percentage of total pharmacy sales may further negatively impact profit margin, although this may be partly or wholly offset by the increases in non-pharmacy sales that may result from increased floor traffic associated with increased pharmacy sales. There can be no assurance, however, that the increase in Third Party Plan prescription sales as a percentage of total prescription sales will continue, or that any resulting decrease in overall margins will be offset by higher margins on non-pharmacy merchandise.

         Gross profit on non-pharmacy sales was $17.2 million for the 2001 Three-Month Period, as compared to $19.6 million for the 2000 Three-Month Period, a decrease of $2.4 million, or 12.2%. Gross profit as a percentage of non-pharmacy sales was 30.5% for the 2001 Three-Month Period as compared to 33.5% for the 2000 Three-Month Period, a decrease of 3.0%. Gross profit as a percentage of non-pharmacy sales decreased due to greater competition in the Company's market and an increase in the amount of markdowns incurred on seasonal merchandise.

         Selling, general and administrative expense as a percentage of net sales was 22.4% for the 2001 Three-Month Period, as compared to 20.7% for the 2000 Three-Month Period, an increase of 1.7%. This increase in selling, general and administrative expenses as a percentage of net sales is primarily due to higher costs for pharmacy personnel and related employee benefits, higher occupancy costs resulting from colder and wetter weather, and higher professional services costs related to computer software evaluation and implementation compounded with a decline in non-pharmacy sales of $2.1 million.

         Depreciation and amortization expense was $1.5 million for the 2001 and 2000 Three-Month Periods.

         Other income, net was $0.1 million for the 2001 and 2000 Three-Month Periods.

         The Company's net interest expense was $2.2 million in the 2001 Three-Month Period as compared to $2.1 million in the 2000 Three-Month Period, an increase of $0.1 million resulting from the higher level of outstanding balances on the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $0.5 in the 2001 Three-Month Period as compared to $0.4 million for 2000 Three-Month Period, an increase of $0.1 million resulting from the compounding of interest on the subordinated debt.

         The Company's provision for income taxes was $0.4 million for the 2001 Three-Month Period as compared to $2.6 million for the 2000 Three-Month Period, a decrease of $2.2 million. The Holding Company experienced a benefit from income taxes of $0.2 million in the 2001 and 2000 Three-Month Periods, related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the amortization of goodwill and of beneficial leaseholds that are not deductible when calculating taxable income.

         The Company's net loss for the 2001 Three-Month Period was $0.4 million as compared to a net income of $1.0 million in the 2000 Three-Month Period, an increase in the net loss of $1.4 million, which is primarily due to lower gross profit and higher selling, general and administrative expenses during the 2001 Three-Month Period as previously discussed. The Holding Company incurred a net loss of $0.3 million for both the 2001 and 2000 Three-Month Periods, principally as a result of the accrued interest on the subordinated debt.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 21, 2001 (THE "2001 SIX-MONTH PERIOD") WITH THE SIX MONTHS ENDED JANUARY 29, 2000 (THE "2000 SIX-MONTH PERIOD").

         Net sales for the 2001 Six-Month Period were $156.2 million as compared to $147.8 million for the 2000 Six-Month Period, an increase of $8.4 million, or 5.7%. This increase, which includes a 2.8% increase in same-store sales, was primarily due to (i) a 2.3% decrease in sales of non-pharmacy products from $102.9 million for the 2000 Six-Month Period to $100.5 million for the 2001 Six-Month Period, and (ii) a 24.1% increase in pharmacy sales from $44.9 million for the 2000 Six-Month Period to $55.7 million for the 2001 Six-Month Period, including a 30.2% increase in pharmacy sales to Third Party Plan customers from $37.1 million for the 2000 Six-Month Period to $48.3 million for the 2001 Six-Month Period. The Company attributes the decrease in net sales of non-pharmacy products to the increased competition in the Company's markets, a decline in personal consumer spending, and an increased level of sales at lower prices due to increased markdowns offset by two new stores opened during the 2001 Six-Month Period. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 1,108,000 for the 2001 Six-Month Period as compared to approximately 991,000 for the 2000 Six-Month Period, an increase of approximately 117,000, or 11.8%. The number of prescriptions filled for Third Party Plan customers increased to approximately 950,000 for the 2001 Six-Month Period, as compared to 819,000 for the 2000 Six-Month Period, an increase of approximately 131,000, or 16.0%. Pharmacy sales to non-Third Party Plan customers were $7.4 million in the 2001 Six-Month Period as compared to $7.8 million in the 2000 Six-Month Period, a decrease of $0.4 million, or 5.1%, primarily as the result of increased participation of the Company's customers in Third Party Plans and a decrease in the number of prescriptions filled for non-Third Party Plan customers from approximately 172,000 in the 2000 Six-Month Period to approximately 158,000 in the 2001 Six-Month Period.

         Gross profit was $39.8 million for the 2001 Six-Month Period, as compared to $41.8 million for the 2000 Six-Month Period, a decrease of $2.0 million, or 4.8%. Gross profit as a percentage of net sales was 25.5% for the 2001 Six-Month Period as compared to 28.3% for the 2000 Six-Month Period. This 2.8% decrease in gross profit as a percentage of net sales was due primarily to pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, representing a higher percentage of total sales in the 2001 Six-Month Period as compared to the 2000 Six-Month Period, a decrease in the margin on pharmacy merchandise due to the new purchasing agreement with Cardinal Health, Inc. that was entered into during the second half of the 2000 fiscal year and continues after the end of fiscal 2001, and a decline in the margin on non-pharmacy merchandise due to greater competition in the Company's market and increased markdowns on seasonal merchandise.

         Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $10.7 million for the 2001 Six-Month Period as compared to $9.2 million for the 2000 Six-Month Period, an increase of $1.5 million, or 16.3%, which was primarily the result of the increase in sales and prescriptions filled on a same store basis, the maturing of new stores opened in the last three fiscal years, and the acquisition of the inventory and customer lists of seven independent pharmacies during the last three fiscal years. Gross profit on sales to Third Party Plan customers was $8.0 million for the 2001 Six-Month Period as compared to $6.2 million for the 2000 Six-Month Period, an increase of $1.8 million, or 29.0%, which was primarily the result of the increase in sales of prescriptions to Third Party Plan customers as a percent of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $2.7 million in the 2001 Six-Month Period as compared to $3.0 million in the 2000 Six-Month Period, a decrease of $0.3 million, or 10.0%, which was primarily the result of a decrease in sales of prescriptions to non-Third Party Plan customers as a percentage of total sales of prescriptions.

         Although management expects that sales to Third Party Plan customers as a percentage of total pharmacy sales will continue to increase, management believes that as this rate of increase slows, margins will stabilize, resulting in pharmacy gross profit growth that more closely approximates pharmacy sales growth rates. Management believes that the rate of increase in sales to Third Party Plan customers as a percentage of total pharmacy sales should slow because the current growth rate, if continued, would reach the point at which almost all members of the population who may be eligible for enrollment in Third Party Plans will be so covered. However, management believes there will always be some pharmacy customers who do not enroll in Third Party Plans. The Company is unable to estimate when this increase will slow, or stop, if at all. Because of the lower margins on prescription sales to Third Party Plan participants, management believes that the increase in Third Party Plan prescription sales as a percentage of total pharmacy sales may further negatively impact profit margin, although this may be partly or wholly offset by the increases in non-pharmacy sales that may result from increased floor traffic associated with increased pharmacy sales. There can be no assurance, however, that the increase in Third Party Plan prescription sales as a percentage of total prescription sales will continue, or that any resulting decrease in overall margins will be offset by higher margins on non-pharmacy merchandise.

         Gross profit on non-pharmacy sales was $29.1 million for the 2001 Six-Month Period, as compared to $32.6 million for the 2000 Six-Month Period, a decrease of $3.5 million, or 10.7%. Gross profit as a percentage of non-pharmacy sales was 29.0% for the 2001 Six-Month Period as compared to 31.7% for the 2000 Six-Month Period, a decrease of 2.7%. Gross profit as a percentage of non-pharmacy sales decreased due to greater competition in the Company's market, a slowdown in consumer spending that resulted in a decrease in sales of non-pharmacy merchandise and an increase in the amount of markdowns incurred on seasonal merchandise.

         Selling, general and administrative expense as a percentage of net sales was 22.9% for the 2001 Six-Month Period, as compared to 22.3% for the 2000 Six-Month Period, an increase of 0.6%. This increase in selling, general and administrative expenses as a percentage of net sales is primarily due to higher costs for pharmacy personnel and related employee benefits, higher occupancy costs resulting from colder and wetter weather, and higher professional services costs related to computer software evaluation and implementation compounded with a decline in non-pharmacy sales of $2.4 million.

         Depreciation and amortization expense was $3.0 million for the 2001 and 2000 Six-Month Periods.

         Other income, net was $0.5 million for the 2001 Six-Month Period as compared to $0.2 million for the 2000 Six-Month Period, an increase of $0.3 million, resulting from the receipt of $0.4 million as a member of the class in the Brand Name Drug class action litigation.

         The Company's net interest expense was $4.3 million in the 2001 Six-Month Period as compared to $4.1 million in the 2000 Six-Month Period, an increase of $0.2 million resulting from the higher level of outstanding balances on the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $1.1 million in the 2001 Six-Month Period as compared to $0.9 million for 2000 Six-Month Period, an increase of $0.2 million resulting from the compounding of interest on the subordinated debt.

         The Company's benefit for income taxes was $0.8 million for the 2001 Six-Month Period as compared to a tax provision of $1.4 million for the 2000 Six-Month Period. The Holding Company experienced a benefit from income taxes of $0.4 million in the 2001 Six-Month Period as compared to $0.3 million in the 2000 Six-Month Period, related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the amortization of goodwill and of beneficial leaseholds that are not deductible when calculating taxable income.

         The Company's net loss for the 2001 Six-Month Period was $2.3 million as compared to a net income of $0.5 million in the 2000 Six-Month Period, an increase in the net loss of $2.8 million, which is primarily due to lower gross profit and higher selling, general and administrative expenses during the 2001 Six-Month Period as previously discussed. The Holding Company incurred a net loss of $0.7 million for the 2001 Six-Month Period as compared to $0.6 million in the 2000 Six-Month Period, principally as a result of the accrued interest on the subordinated debt.


LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF THE THREE MONTHS ENDED JANUARY 27, 2001 (THE "2001 THREE-MONTH PERIOD") WITH THE THREE MONTHS ENDED JANUARY 29, 2000 (THE "2000 THREE-MONTH PERIOD").

         During the 2001 Three-Month Period, cash provided by operations was $6.7 million as compared to $6.1 million for the 2000 Three-Month Period, an increase of $0.6 million. This increase in cash provided by operations is primarily the result of a smaller reduction of inventory during the 2001 Three-Month Period as compared to the 2000 Three-Month Period. Cash used in investing activities was $1.2 million during the 2001 Three-Month Period as compared to $1.0 million during the 2000 Three-Month Period, an increase of $0.2 million, which was primarily the result of one store opened during the 2001 Three-Month Period and trailing expenditures relating to a store opened during the Three-Month Period ended October 2000 as compared to trailing expenditures for two stores opened during the Three-Month Period ended October 1999. Cash used in financing activities was $5.5 million during the 2001 Three-Month Period as compared to $5.1 million during the 2000 Three-Month Period. Cash used in financing activities during the 2001 Three-Month Period was from net repayments on the Facility of $7.2 million offset by a cash overdraft of $1.7 million while the cash used in financing activities in the 2000 Three-Month Period was from net repayments on the Facility of $10.0 million offset by a cash overdraft of $4.9 million.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 27, 2001 (THE "2001 SIX-MONTH PERIOD") WITH THE SIX MONTHS ENDED JANUARY 29, 2000 (THE "2000 SIX-MONTH PERIOD").

         During the 2001 Six-Month Period, cash used in operations was $6.6 million as compared to $1.7 million for the 2000 Six-Month Period, an increase in cash used in operations of $4.9 million. The increase in cash used in operations is primarily the result of the Company's net loss of $2.3 million during the 2001 Six-Month Period as compared to a net income of $0.6 million during the 2000 Six-Month Period, in addition to a growth in accounts receivable of $1.4 million resulting from a greater amount of pharmacy sales to Third Party Plans customers. Cash used in investing activities was $2.0 million during the 2001 Six-Month Period as compared to $1.9 million during the 2000 Six-Month Period, an increase of $0.1 million. During each of the 2001 and 2000 Six-Month Periods, the Company opened two stores. Cash provided by financing activities was $8.7 million during the 2001 Six-Month Period as compared to $3.7 million during the 2000 Six-Month Period. Cash provided by financing activities during the 2001 Six-Month Period was from net borrowings on the Facility of $7.0 million and by a cash overdraft of $1.7 million while the cash provided by financing activities in the 2000 Six-Month Period was from net repayments on the Facility of $1.2 million and by a cash overdraft of $4.9 million.

         The Company believes that, based on anticipated levels of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes when due, and to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of its fiscal years ended July 28, 2001 and July 27, 2002. The Company's ability to make scheduled payments of principal or interest thereon, or to refinance its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. The Company expects that substantially all of its borrowings under the Facility will bear interest at floating rates; therefore, the Company's financial condition will be affected by any changes in prevailing rates.

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

         DEBT SERVICE. The Company's ability to make scheduled payments of principal or interest thereon, or to refinance its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. The Company expects that substantially all of its borrowings under its credit facility will bear interest at floating rates; therefore, the Company's financial condition will be affected by any changes in prevailing rates.

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

         DEPENDENCE ON KEY PERSONNEL. The success of the Company depends upon the efforts, abilities and expertise of its Chief Executive Officer and other key employees. The loss of the services of any key employees could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

PART II - - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      No Reports on Form 8-K

                  Neither the Company nor the Holding Company filed reports on Form 8-K during the three months ended January 27, 2001.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                        COMMUNITY DISTRIBUTORS, INC.

March 13, 2001                          By:  /s/ TODD H. PLUYMERS
                                             ---------------------------------
                                             Todd H. Pluymers,
                                             Chief Financial Officer
                                             (AUTHORIZED OFFICER AND PRINCIPAL
                                             FINANCE AND ACCOUNTING OFFICER)

                                        CDI GROUP, INC.

March 13, 2001                          By:  /s/ TODD H. PLUYMERS
                                             ---------------------------------
                                             Todd H. Pluymers,
                                             Chief Financial Officer
                                             (AUTHORIZED OFFICER AND PRINCIPAL
                                             FINANCE AND ACCOUNTING OFFICER)