Form 10-Q
period 2001-04-28
COMMUNITY DISTRIBUTORS INC
filed 2001-06-12
CIK 774492

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


        X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 28, 2001

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

         Number of shares of Common Stock, $.01 par value per share, of Community Distributors, Inc. outstanding at June 12, 2001: 1,000 shares.

         Number of shares of Class A Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at June 12, 2001: 196,632 shares.

         Number of shares of Class B Non-Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at June 12, 2001: 187,922 shares.

                          COMMUNITY DISTRIBUTORS, INC.
                                 CDI GROUP, INC.
                                      INDEX

  ITEM                                                                                                     PAGE
 NUMBER                                                                                                   NUMBER


PART I.           FINANCIAL INFORMATION

 Item 1.          Condensed Financial Statements........................................................    3

                  COMMUNITY DISTRIBUTORS, INC.

                  Condensed Statements of Operations (Unaudited) - For the Three and
                    Nine Month Periods Ended April 28, 2001 and April 29, 2000..........................    3

                  Condensed Balance Sheets (Unaudited) - As of April 28, 2001 and
                    July 29, 2000.......................................................................    4

                  Condensed Statements of Cash Flows (Unaudited) - For the Three and
                    Nine Month Periods Ended April 28, 2001 and April 29, 2000..........................    5

                  Notes to Condensed Financial Statements of
                    Community Distributors, Inc. (Unaudited)............................................    6

                  CDI GROUP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Operations (Unaudited) - For the Three and
                    Nine Month Periods Ended April 28, 2001 and April 29, 2000..........................    8

                  Condensed Consolidated Balance Sheets (Unaudited) - As of April 28, 2001
                    and July 29, 2000...................................................................    9

                  Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Three
                    and Nine Month Periods Ended April 28, 2001 and April 29, 2000.....................    10

                  Notes to Condensed Consolidated Financial Statements of
                    CDI Group, Inc. and Subsidiary (Unaudited).........................................    11

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                    of Operations......................................................................    13

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk...........................    20

PART II. OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K.....................................................    21

                  SIGNATURES..........................................................................     22


                         PART I - FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)



                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     -----------------------------    -----------------------------
                                                        April 28,      April 29,         April 28,      April 29,
                                                          2001           2000              2001           2000
                                                     -------------   -------------    -------------  --------------

Net sales                                            $      72,776   $      68,678    $     228,965  $      216,492
Cost of sales                                               53,732          50,960          170,159         156,935
                                                     -------------   -------------    -------------  --------------
     Gross profit                                           19,044          17,718           58,806          59,557
Selling, general and administrative expenses                17,234          16,051           53,068          48,996
Administrative fees                                             63              63              188             188
Depreciation and amortization                                1,535           1,447            4,585           4,428
Other income, net                                              333             105              845             311
                                                     -------------   -------------    -------------  --------------
     Operating income                                          545             262            1,810           6,256
Interest expense, net                                        2,164           2,059            6,495           6,127
                                                     -------------   -------------    -------------  --------------
     Income (loss) before income taxes                     (1,619)         (1,797)          (4,685)             129
Provision (benefit) for income taxes                         (444)         (1,291)          (1,249)              93
                                                     -------------   -------------    -------------  --------------
     Net income (loss)                               $     (1,175)   $       (506)    $     (3,436)  $           36
                                                     =============   =============    =============  ==============


See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                                                 As of                     As of
                                                                               April 28,                 July 29,
                                                                                 2001                      2000
                                                                             -----------                -----------

ASSETS:
     Cash and cash equivalents                                               $       403                $       464
     Accounts receivable                                                           9,690                      7,356
     Inventory                                                                    38,175                     37,076
     Prepaid expenses and other current assets                                     2,918                      1,625
                                                                             -----------                -----------
         TOTAL CURRENT ASSETS                                                     51,186                     46,521

     Property and equipment, net                                                  12,979                     13,838
     Deferred charges and other assets                                             6,365                      6,728
     Goodwill, net                                                                26,335                     27,772
                                                                             -----------                -----------
TOTAL ASSETS                                                                 $    96,865                $    94,859
                                                                             ===========                ===========

LIABILITIES:
     Revolver borrowings                                                     $    11,000                $     1,250
     Accounts payable                                                             13,989                     17,220
     Accrued expenses and other current liabilities                                6,517                      8,124
     Current portion of supplier advances                                            994                        993
                                                                             -----------                -----------
         TOTAL CURRENT LIABILITIES                                                32,500                     27,587

     Long-term debt                                                               74,000                     74,000
     Supplier advances, net of current portion                                     2,140                      2,762
     Other long-term liabilities                                                   6,940                      5,789
                                                                             -----------                -----------
TOTAL LIABILITIES                                                            $   115,580                $   110,138
                                                                             -----------                -----------

STOCKHOLDER'S DEFICIT:
     Common stock, $.01 par value, 1,000 shares authorized,
         issued and outstanding                                                        -                          -
     Additional paid-in capital                                                        -                          -
     Retained earnings (deficit)                                                 (1,173)                      2,263
     Distribution in excess of capital                                          (17,542)                   (17,542)
                                                                             -----------                ----------

         TOTAL STOCKHOLDER'S DEFICIT                                            (18,715)                   (15,279)
                                                                             -----------                ----------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                  $    96,865                $    94,859
                                                                             ===========                ===========

See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     -----------------------------    -----------------------------
                                                        April 28,      April 29,         April 28,      April 29,
                                                          2001           2000              2001           2000
                                                     -------------   -------------    -------------  --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income (loss)                               $     (1,175)   $       (506)    $     (3,436)  $           36
     Depreciation and amortization                           1,610           1,461            4,761           4,467
     Non-cash rent expense                                     151             157              534             460
     LIFO provision                                            150             300              550             600
     Changes in operating assets and liabilities           (5,075)        (14,122)         (11,680)        (15,074)
                                                     -------------   -------------    -------------  --------------
NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                              (4,339)        (12,710)          (9,271)         (9,511)

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                    (102)           (984)          (2,102)         (2,884)
                                                     -------------   -------------    -------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                        (102)           (984)          (2,102)         (2,884)

CASH FLOWS FROM FINANCING ACTIVITES:
     Proceeds from revolver borrowings                      23,200          24,600           76,925          54,100
     Repayments of revolver borrowings                    (20,475)        (14,200)         (67,175)        (44,900)
     Cash overdraft                                          1,562           3,350            1,562           3,350
                                                     -------------   -------------    -------------  --------------
NET CASH FROM (USED IN) FINANCING ACTIVITES                  4,287          13,750           11,312          12,550

Net increase (decrease) in cash and cash equivalents         (154)              56             (61)             155
Cash and cash equivalents at beginning of period               557             384              464             285
                                                     -------------   -------------    -------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $         403   $         440    $         403  $          440
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

     The Company maintains a $20,000 revolving credit facility (the "Facility") with a bank expiring in October 2002. This Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, totaled approximately $129 and $3,144 at April 28, 2001 and July 29, 2000, respectively. At April 28, 2001, $8,871 of the Facility was available to the Company. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

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

                         CDI GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)


                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     -----------------------------    -----------------------------
                                                        April 28,      April 29,         April 28,      April 29,
                                                          2001           2000              2001           2000
                                                     -------------   -------------    -------------  --------------

Net sales                                            $      72,776   $      68,678    $     228,965  $      216,492
Cost of sales                                               53,732          50,960          170,159         156,935
                                                     -------------   -------------    -------------  --------------
     Gross profit                                           19,044          17,718           58,806          59,557
Selling, general and administrative expenses                17,234          16,051           53,068          48,996
Administrative fees                                             63              63              188             188
Depreciation and amortization                                1,535           1,447            4,585           4,428
Other income, net                                              333             105              845             311
                                                     -------------   -------------    -------------  --------------
     Operating income                                          545             262            1,810           6,256
Interest expense, net                                        2,750           2,590            8,144           7,625
                                                     -------------   -------------    -------------  --------------
     Income (loss) before income taxes                     (2,205)         (2,328)          (6,334)         (1,369)
Provision (benefit) for income taxes                         (649)         (1,476)          (1,825)           (431)
                                                     -------------   -------------    -------------  --------------
       Net income (loss)                             $     (1,556)   $       (852)    $     (4,509)  $        (938)
                                                     =============   =============    =============  ==============

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                As of                     As of
                                                                               April 28,                 July 29,
                                                                                 2001                      2000
                                                                             -----------                -----------
ASSETS:
     Cash and cash equivalents                                               $       403                $       464
     Accounts receivable                                                           9,728                      7,389
     Inventory                                                                    38,175                     37,076
     Prepaid expenses and other current assets                                     3,495                      2,080
                                                                             -----------                -----------
         TOTAL CURRENT ASSETS                                                     51,801                     47,009

     Property and equipment, net                                                  12,979                     13,838
     Deferred charges and other assets                                             6,365                      6,728
     Goodwill, net                                                                26,335                     27,772
                                                                             -----------                -----------
TOTAL ASSETS                                                                 $    97,480                $    95,347
                                                                             ===========                ===========

LIABILITIES:
     Revolver borrowings                                                     $    11,000                $     1,250
     Accounts payable                                                             13,989                     17,220
     Accrued expenses and other current liabilities                                6,517                      7,902
     Current portion of supplier advances                                            994                        993
                                                                             -----------                -----------
         TOTAL CURRENT LIABILITIES                                                32,500                     27,365

     Long-term debt                                                               74,000                     74,000
     Subordinated debt                                                            24,078                     22,424
     Supplier advances, net of current portion                                     2,140                      2,762
     Other long-term liabilities                                                   3,670                      3,195
                                                                             -----------                -----------
TOTAL LIABILITIES                                                            $   136,388                $   129,746
                                                                             -----------                -----------

COMMITMENTS AND CONTINGENCIES:
     Redeemable preferred stock, $1.00 par value, 7,862 authorized,
         issued and outstanding, redemption value $100 per share                     786                        786
Redeemable shares of Class A voting common stock, 57,963
         shares issued and outstanding at net redemption
         value at April 28, 2001 and July 29, 2000                                   493                        493

STOCKHOLDERS' DEFICIT:
     Class A voting common stock, $.00001 par value, authorized 600,000 shares,
         196,632 issued and outstanding at
         April 28, 2001 and July 29, 2000                                              -                          -
     Class B non-voting common stock, $.00001 par value, authorized
         600,000 shares, 187,922 issued and outstanding at
         April 28, 2001 and July 29, 2000                                              -                          -
     Additional paid-in capital                                                        -                          -
     Retained deficit                                                            (5,583)                    (1,074)
     Distribution in excess of capital                                          (34,604)                   (34,604)
                                                                             -----------                ----------
         TOTAL STOCKHOLDERS' DEFICIT                                            (40,187)                   (35,678)
                                                                             -----------                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $    97,480                $    95,347
                                                                             ===========                ===========

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     -----------------------------    -----------------------------
                                                        April 28,      April 29,         April 28,      April 29,
                                                          2001           2000              2001           2000
                                                     -------------   -------------    -------------  --------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income (loss)                               $     (1,556)   $       (852)    $     (4,509)  $        (938)
     Depreciation and amortization                           1,610           1,461            4,761           4,467
     Non-cash rent expense                                     151             157              534             460
     Non-cash interest expense                                 586             531            1,649           1,498
     LIFO provision                                            150             300              550             600
     Changes in operating assets and liabilities           (5,280)        (14,307)         (12,256)        (15,598)
                                                     -------------   -------------    -------------  --------------
NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                            (4,339)        (12,710)          (9,271)         (9,511)

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                    (102)           (984)          (2,102)         (2,884)
                                                     -------------   -------------    -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                        (102)           (984)          (2,102)         (2,884)

CASH FLOWS USED IN FINANCING ACTIVITES:
     Proceeds from revolver borrowings                      23,200          24,600           76,925          54,100
     Repayments of revolver borrowings                    (20,475)        (14,200)         (67,175)        (44,900)
     Cash overdraft                                          1,562           3,350            1,562           3,350
                                                     -------------   -------------    -------------  --------------
NET CASH FROM (USED IN) FINANCING ACTIVITES                  4,287          13,750           11,312          12,550

Net increase  (decrease) in cash and cash equivalents        (154)              56             (61)             155
Cash and cash equivalents at beginning of period               557             384              464             285
                                                     -------------   -------------    -------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $         403   $         440    $         403  $          440
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

     The Company maintains a $20,000 revolving credit facility (the "Facility") with a bank expiring in October 2002. This Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, totaled approximately $129 and $3,144 at April 28, 2001 and July 29, 2000, respectively. At April 28, 2001, $8,871 of the Facility was available to the Company. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


     In addition to the outstanding Senior Notes issued by the Subsidiary, the Parent had outstanding long-term debt, consisting of senior subordinated notes due January 31, 2005, in the amount of $24,078 and $22,424 at April 28, 2001 and July 29, 2000, respectively, which includes accrued interest.

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

COMPARISON OF THE THREE MONTHS ENDED APRIL 28, 2001 (THE "2001 THREE-MONTH PERIOD") WITH THE THREE MONTHS ENDED APRIL 29, 2000 (THE "2000 THREE-MONTH PERIOD").

         Net sales for the 2001 Three-Month Period were $72.8 million as compared to $68.7 million for the 2000 Three-Month Period, an increase of $4.1 million, or 6.0%. This increase, which includes a 4.8% increase in same-store sales, was primarily due to (i) a 2.9% decrease in sales of non-pharmacy products from $44.6 million for the 2000 Three-Month Period to $43.3 million for the 2001 Three-Month Period and (ii) a 22.4% increase in pharmacy sales from $24.1 million for the 2000 Three-Month Period to $29.5 million for the 2001 Three-Month Period, including a 25.7% increase in pharmacy sales to Third Party Plan customers from $20.6 million for the 2000 Three-Month Period to $25.9 million for the 2001 Three-Month Period. The Company attributes the decrease in net sales of non-pharmacy products to the continuing levels of increased competition in the Company's markets and a decline in personal consumer spending during the 2001 Three-Month Period. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 585,000 for the 2001 Three-Month Period as compared to approximately 515,000 for the 2000 Three-Month Period, an increase of approximately 70,000, or 13.6%. The number of prescriptions filled for Third Party Plan customers increased to approximately 509,000 for the 2001 Three-Month Period, as compared to 437,000 for the 2000 Three-Month Period, an increase of approximately 72,000, or 16.5%. Pharmacy sales to non-Third Party Plan customers were $3.6 million in the 2001 Three-Month Period as compared to $3.5 million in the 2000 Three-Month Period, an increase of $0.1 million, or 2.9%, a smaller increase than pharmacy sales to Third Party Plan customers due to the increased participation of the Company's customers in Third Party Plans and a decrease in the number of prescriptions filled for non-Third Party Plan customers from approximately 78,000 in the 2000 Three-Month Period to approximately 76,000 in the 2001 Three-Month Period.

         Gross profit was $19.0 million for the 2001 Three-Month Period, as compared to $17.7 million for the 2000 Three-Month Period, an increase of $1.3 million, or 7.3%. Gross profit as a percentage of net sales was 26.1% for the 2001 Three-Month Period as compared to 25.8% for the 2000 Three-Month Period. This 0.3% increase in gross profit as a percentage of net sales was due primarily to an improved retail pricing strategy on non-pharmacy sales and to fewer clearance markdowns incurred on seasonal merchandise sales.

         Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $5.5 million for the 2001 Three-Month Period as compared to $5.1 million for the 2000 Three-Month Period, an increase of $0.4 million, or

7.8%, which was primarily the result of the increase in sales and prescriptions filled on a same store basis, the maturing of new stores opened in the last three fiscal years, and due to the acquisition of the inventory and customer lists of seven independent pharmacies during the last three fiscal years. Gross profit on sales to Third Party Plan customers was $4.3 million for the 2001 Three-Month Period as compared to $3.8 million for the 2000 Three-Month Period, an increase of $0.5 million, or 13.2%, which was primarily the result of the increase in the number of prescriptions sold to Third Party Plan customers. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $1.2 million in the 2001 Three-Month Period as compared to $1.3 million in the 2000 Three-Month Period, a decrease of $0.1 million, or 7.7%, which was primarily the result of a decrease in the number of prescriptions sold to non-Third Party Plan customers.

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

         Gross profit on non-pharmacy sales was $13.5 million for the 2001 Three-Month Period, as compared to $12.6 million for the 2000 Three-Month Period, an increase of $0.9 million, or 7.1%. Gross profit as a percentage of non-pharmacy sales was 31.2% for the 2001 Three-Month Period as compared to 28.3% for the 2000 Three-Month Period, an increase of 2.9%. Gross profit as a percentage of non-pharmacy sales increased primarily due to an improved retail pricing strategy and to fewer clearance markdowns incurred on seasonal merchandise sales.

         Selling, general and administrative expense as a percentage of net sales was 23.6% for the 2001 Three-Month Period, as compared to 23.4% for the 2000 Three-Month Period, an increase of 0.2%. This increase in selling, general and administrative expenses as a percentage of net sales is primarily due to higher costs for pharmacy personnel and related employee benefits, higher occupancy costs resulting from colder and wetter weather, and higher professional services costs related to computer software evaluation and implementation.

         Depreciation and amortization expense was $1.5 million for the 2001 Three-Month Period as compared to $1.4 million for the 2000 Three-Month Period, an increase of $0.1 million, or 7.1%.

         Other income, net was $0.3 million for the 2001 Three-Month Period as compared to $0.1 million for the 2000 Three-Month Period, an increase of $0.2 million, resulting from the receipt of $0.2 million as a member of the class in the Brand Name Drug class action litigation.

         The Company's net interest expense was $2.2 million in the 2001 Three-Month Period as compared to $2.1 million in the 2000 Three-Month Period, an increase of $0.1 million resulting from the higher level of outstanding balances on the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $0.5 in the 2001 and 2000 Three-Month Periods.

         The Company's income taxes benefit was $0.4 million for the 2001 Three-Month Period as compared to $1.3 million for the 2000 Three-Month Period, a decrease of $0.9 million. The Holding Company experienced a benefit from income taxes of $0.2 million in the 2001 and 2000 Three-Month Periods, related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the amortization of goodwill and of beneficial leaseholds, both of which are not deductible when calculating taxable income.

         The Company's net loss for the 2001 Three-Month Period was $1.2 million as compared to a net loss of $0.5 million in the 2000 Three-Month Period, an increase in the net loss of $0.7 million, which is primarily due to higher selling, general and administrative expenses during the 2001 Three-Month Period, a lower income tax benefit, and higher net interest expense, as previously discussed. The Holding Company incurred a net loss of $0.4 million for both the 2001 and 2000 Three-Month Periods, principally as a result of the accrued interest on the subordinated debt.

COMPARISON OF THE NINE MONTHS ENDED APRIL 28, 2001 (THE "2001 NINE-MONTH PERIOD") WITH THE NINE MONTHS ENDED APRIL 29, 2000 (THE "2000 NINE-MONTH PERIOD").

         Net sales for the 2001 Nine-Month Period were $229.0 million as compared to $216.5 million for the 2000 Nine-Month Period, an increase of $12.5 million, or 5.8%. This increase, which includes a 2.3% increase in same-store sales, was primarily due to (i) a 2.5% decrease in sales of non-pharmacy products from $147.5 million for the 2000 Nine-Month Period to $143.8 million for the 2001 Nine-Month Period, and (ii) a 23.5% increase in pharmacy sales from $69.0 million for the 2000 Nine-Month Period to $85.2 million for the 2001 Nine-Month Period, including a 28.4% increase in pharmacy sales to Third Party Plan customers from $57.8 million for the 2000 Nine-Month Period to $74.2 million for the 2001 Nine-Month Period. The Company attributes the decrease in net sales of non-pharmacy products to the continuing levels of increased competition in the Company's markets and a decline in personal consumer spending during the 2001 Nine-Month Period. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 1,694,000 for the 2001 Nine-Month Period as compared to approximately 1,506,000 for the 2000 Nine-Month Period, an increase of approximately 188,000, or 12.5%. The number of prescriptions filled for Third Party Plan customers increased to approximately 1,459,000 for the 2001 Nine-Month Period, as compared to 1,256,000 for the 2000 Nine-Month Period, an increase of approximately 203,000, or 16.2%. Pharmacy sales to non-Third Party Plan customers were $11.0 million in the 2001 Nine-Month Period as compared to $11.2 million in the 2000 Nine-Month Period, a decrease of $0.2 million, or 1.8%, primarily as the result of increased participation of the Company's customers in Third Party Plans and a decrease in the number of prescriptions filled for non-Third Party Plan customers from approximately 250,000 in the 2000 Nine-Month Period to approximately 235,000 in the 2001 Nine-Month Period.

         Gross profit was $58.8 million for the 2001 Nine-Month Period, as compared to $59.6 million for the 2000 Nine-Month Period, a decrease of $0.8 million, or 1.3%. Gross profit as a percentage of net sales was 25.7% for the 2001 Nine-Month Period as compared to 27.5% for the 2000 Nine-Month Period. This 1.8% decrease in gross profit as a percentage of net sales was due primarily to pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, representing a higher percentage of total sales in the 2001 Nine-Month Period as compared to the 2000 Nine-Month Period, a decrease in the margin on pharmacy merchandise due to the new purchasing agreement with Cardinal Health, Inc. that was entered into during the second half of the 2000 fiscal year and continues after the end of fiscal 2001, and a decline in the margin on non-pharmacy merchandise due to continuing levels of increased competition in the Company's market and increased markdowns on seasonal merchandise during the first six months of this fiscal year.

         Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $16.2 million for the 2001 Nine-Month Period as compared to $14.3 million for the 2000 Nine-Month Period, an increase of $1.9 million, or 13.3%, which was primarily the result of the increase in sales and prescriptions filled on a same store basis, the maturing of new stores opened in the last three fiscal years, and due to the acquisition of the inventory and customer lists of seven independent pharmacies during the last three fiscal years. Gross profit on sales to Third Party Plan customers was $12.2 million for the 2001 Nine-Month Period as compared to $10.7 million for the 2000 Nine-Month Period, an increase of $1.5 million, or 14.0%, which was primarily the result of the increase in the number of prescriptions sold to Third Party Plan customers. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $4.0 million in the 2001 Nine-Month Period as compared to $3.6 million in the 2000 Nine-Month Period, an increase of $0.4 million, or 11.1%, which was primarily the result of improved pricing on sales of prescriptions to non-Third Party Plan customers.

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

         Gross profit on non-pharmacy sales was $42.6 million for the 2001 Nine-Month Period, as compared to $45.3 million for the 2000 Nine-Month Period, a decrease of $2.7 million, or 6.0%. Gross profit as a percentage of non-pharmacy sales was 29.6% for the 2001 Nine-Month Period as compared to 30.7% for the 2000 Nine-Month Period, a decrease of 1.1%. Gross profit as a percentage of non-pharmacy sales decreased due to greater competition in the Company's market, a slowdown in consumer spending that resulted in a decrease in sales of non-pharmacy merchandise and an increase in the amount of markdowns incurred on seasonal merchandise during the first six months of this fiscal year.

         Selling, general and administrative expense as a percentage of net sales was 23.2% for the 2001 Nine-Month Period, as compared to 22.6% for the 2000 Nine-Month Period, an increase of 0.6%. This increase in selling, general and administrative expenses as a percentage of net sales is primarily due to higher costs for pharmacy personnel and related employee benefits, higher occupancy costs resulting from colder and wetter weather, and higher professional services costs related to computer software evaluation and implementation.

         Depreciation and amortization expense was $4.6 million for the 2001 Nine-Month Periods and was $4.4 million for the 2000 Nine-Month Period, an increase of $0.2 million, or 4.5%, primarily resulting from increased depreciation expense related to the higher rate of new stores opened during the current and prior two fiscal years.

         Other income, net was $0.8 million for the 2001 Nine-Month Period as compared to $0.3 million for the 2000 Nine-Month Period, an increase of $0.5 million, resulting from the receipt of $0.6 million as a member of the class in the Brand Name Drug class action litigation.

         The Company's net interest expense was $6.5 million in the 2001 Nine-Month Period as compared to $6.1 million in the 2000 Nine-Month Period, an increase of $0.4 million resulting from the higher level of outstanding balances on the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $1.7 million in the 2001 Nine-Month Period as compared to $1.5 million for 2000 Nine-Month Period, an increase of $0.2 million resulting from the compounding of interest on the subordinated debt.

         The Company's benefit for income taxes was $1.2 million for the 2001 Nine-Month Period as compared to a tax provision of $0.1 million for the 2000 Nine-Month Period. The Holding Company experienced a benefit from income taxes of $0.6 million in the 2001 Nine-Month Period as compared to $0.5 million in the 2000 Nine-Month Period, related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the amortization of goodwill and of beneficial leaseholds, both of which are not deductible when calculating taxable income.

         The Company's net loss for the 2001 Nine-Month Period was $3.4 million as compared to a break-even result in the 2000 Nine-Month Period, an increase in the net loss of $3.4 million, which is primarily due to lower gross profit and higher selling, general and administrative expenses during the 2001 Nine-Month Period as previously discussed. The Holding Company incurred a net loss of $1.1 million for the 2001 Nine-Month Period as compared to $0.9 million in the 2000 Nine-Month Period, principally as a result of the accrued interest on the subordinated debt.


LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF THE THREE MONTHS ENDED APRIL 28, 2001 (THE "2001 THREE-MONTH PERIOD") WITH THE THREE MONTHS ENDED APRIL 29, 2000 (THE "2000 THREE-MONTH PERIOD").

         During the 2001 Three-Month Period, cash used in operations was $4.3 million as compared to $12.7 million for the 2000 Three-Month Period, a decrease of $8.4 million. This decrease in cash used in operations is primarily the result of a reduction of inventory during the 2001 Three-Month Period as compared to the 2000 Three-Month Period. Cash used in investing activities was $0.1 million during the 2001 Three-Month Period as compared to $1.0 million during the 2000 Three-Month Period, an increase of $0.9 million, which was primarily the result of one store opened during the 2000 Three-Month Period while no stores were opened during the 2001 Three-Month Period. Cash provided by financing activities was $4.3 million during the 2001 Three-Month Period as compared to $13.8 million during the 2000 Three-Month Period. Cash provided by financing activities during the 2001 Three-Month Period was from net borrowings on the Facility of $2.7 million and from a cash overdraft of $1.6 million while the cash provided by financing activities during the 2000 Three-Month Period was from net borrowings on the Facility of $10.4 million and from a cash overdraft of $3.4 million.

COMPARISON OF THE NINE MONTHS ENDED APRIL 28, 2001 (THE "2001 NINE-MONTH PERIOD") WITH THE NINE MONTHS ENDED APRIL 29, 2000 (THE "2000 NINE-MONTH PERIOD").

         During the 2001 Nine-Month Period, cash used in operations was $9.3 million as compared to $9.5 million for the 2000 Nine-Month Period, a decrease in cash used in operations of $0.2 million. The decrease in cash used in operations is primarily the result of the company's net loss of $3.4 million, increase in accounts receivable of $1.7 million and reduction in supplier advances received of $2.0 million, offset by a decrease in inventory of $6.9 million. Cash used in investing activities was $2.1 million during the 2001 Nine-Month Period as compared to $2.9 million during the 2000 Nine-Month Period, a decrease of $0.8 million resulting from opening of one less store during the 2001 Nine-Month Period as compared to the 2000 Nine-Month Period. Cash provided by financing activities was $11.3 million during the 2001 Nine-Month Period as compared to $12.6 million during the 2000 Nine-Month Period. Cash provided by financing activities during the 2001 Nine-Month Period was from net borrowings on the Facility of $9.7 million and by a cash overdraft of $1.6 million while the cash provided by financing activities during the 2000 Nine-Month Period was from net borrowings on the Facility of $9.2 million and by a cash overdraft of $3.4 million.

         The Company believes that, based on anticipated levels of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes when due, and to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of its fiscal years ended July 28, 2001 and July 27, 2002. The Company's ability to make scheduled payments of principal or interest thereon, or to refinance its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. The Company is considering from time to time repurchases of its Senior Notes. Any repurchases of Senior Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital. The Company expects that substantially all of its borrowings under the Facility will bear interest at floating rates; therefore, the Company's financial condition will be affected by any changes in prevailing rates.

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

                          PART II - - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  Neither the Company nor the Holding Company filed any reports on Form 8-K during the three months ended April 28, 2001.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                        COMMUNITY DISTRIBUTORS, INC.

June 12, 2001                           By:  /s/  Todd H. Pluymers
                                           -------------------------------------
                                              Todd H. Pluymers,
                                              Chief Financial Officer
                                              (AUTHORIZED OFFICER AND PRINCIPAL
                                              FINANCE AND ACCOUNTING OFFICER)

                                        CDI GROUP, INC.

June 12, 2001                           By:  /s/  Todd H. Pluymers
                                           -------------------------------------
                                              Todd H. Pluymers,
                                              Chief Financial Officer
                                              (AUTHORIZED OFFICER AND PRINCIPAL
                                              FINANCE AND ACCOUNTING OFFICER)