Form 10-Q
period 2002-01-26
COMMUNITY DISTRIBUTORS INC; CDI GROUP INC
filed 2002-03-12
CIK 774492, 940727

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2002

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

     Number of shares of Common Stock, $.01 par value per share, of Community Distributors, Inc. outstanding at March 12, 2002: 1,000 shares.

     Number of shares of Class A Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at March 12, 2002: 196,632 shares.

     Number of shares of Class B Non-Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at March 12, 2002: 187,922 shares.

                          COMMUNITY DISTRIBUTORS, INC.
                                 CDI GROUP, INC.
                                      INDEX

 ITEM                                                                                                      PAGE
NUMBER                                                                                                    NUMBER
------                                                                                                    ------
PART I.   FINANCIAL INFORMATION

  Item 1. Condensed Financial Statements................................................................     3

          COMMUNITY DISTRIBUTORS, INC.

          Condensed Statements of Operations (Unaudited) - For the Three and
            Six Month Periods Ended January 26, 2002 and January 27, 2001...............................     3

          Condensed Balance Sheets (Unaudited) - As of January 26, 2002 and
            July 28, 2001...............................................................................     4

          Condensed Statements of Cash Flows (Unaudited) - For the Three and
            Six Month Periods Ended January 26, 2002 and January 27, 2001...............................     5

          Notes to Condensed Financial Statements of
            Community Distributors, Inc. (Unaudited)....................................................     6

          CDI GROUP, INC. AND SUBSIDIARY

          Condensed Consolidated Statements of Operations (Unaudited) - For the Three and
            Six Month Periods Ended January 26, 2002 and January 27, 2001...............................     8

          Condensed Consolidated Balance Sheets (Unaudited) - As of January 26, 2002
            and July 28, 2001...........................................................................     9

          Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Three
            and Six Month Periods Ended January 26, 2002 and January 27, 2001...........................    10

          Notes to Condensed Consolidated Financial Statements of
            CDI Group, Inc. and Subsidiary (Unaudited)..................................................    11

  Item 2. Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.......................................................................    14

  Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................    20

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..............................................................    21

          SIGNATURES....................................................................................    22


                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                  Three Months Ended          Six Months Ended
                                                -------------------------  ------------------------
                                                January 26,   January 27,  January 26,  January 27,
                                                   2002         2001          2002         2001
                                                ----------    -----------  -----------  -----------
Net sales                                        $  87,677    $  85,400    $  160,343   $  156,189
Cost of sales                                       63,061       62,577       116,740      116,427
                                                 ---------    ---------    ----------   ----------
     Gross profit                                   24,616       22,823        43,603       39,762
Selling, general and administrative expenses        18,537       19,095        35,095       35,835
Administrative fees                                     62           62           125          125
Depreciation and amortization                        1,085        1,539         2,166        3,048
Other income, net                                       66           51           212          511
                                                 ---------    ---------    ----------   ----------
     Operating income                                4,998        2,178         6,429        1,265
Interest expense, net                                1,989        2,195         3,979        4,331
                                                 ---------    ---------    ----------   ----------
     Income/(loss) before income taxes               3,009          (17)        2,450       (3,066)
Provision (benefit) for income taxes                 1,216          358         1,004         (804)
     Income/(loss) before cumulative
                                                 ---------    ---------    ----------   ----------
       effect of accounting change                   1,793         (375)        1,446       (2,262)
Cumulative effect of change in accounting
       for goodwill                                      -            -         7,236            -
                                                 ---------    ---------    ----------   ----------
     Net income/(loss)                           $   1,793    $    (375)   $   (5,790)  $   (2,262)
                                                 =========    =========    ==========   ==========


See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                                        As of            As of
                                                                     January 26,        July 28,
                                                                        2002              2001
                                                                    -----------       -----------
ASSETS:
     Cash and cash equivalents                                      $     1,521       $     2,215
     Accounts receivable                                                  8,123             7,547
     Inventory                                                           36,239            33,949
     Prepaid expenses and other current assets                            1,633             1,341
                                                                    -----------       -----------
         TOTAL CURRENT ASSETS                                            47,516            45,052
     Property and equipment, net                                         11,423            12,298
     Deferred charges and other assets                                    5,911             6,397
     Goodwill, net                                                       18,620            25,856
                                                                    -----------       -----------
TOTAL ASSETS                                                        $    83,470       $    89,603
                                                                    ===========       ===========
LIABILITIES:
     Revolver borrowings                                            $         -       $         -
     Accounts payable                                                    13,294            14,101
     Accrued expenses and other current liabilities                       8,410             8,470
     Current portion of supplier advances                                   650               650
                                                                    -----------       -----------
         TOTAL CURRENT LIABILITIES                                       22,354            23,221
     Long-term debt                                                      74,000            74,000
     Supplier advances, net of current portion                            2,005             2,359
     Other long-term liabilities                                          7,969             7,091
                                                                    -----------       -----------
TOTAL LIABILITIES                                                   $   106,328       $   106,671
                                                                    -----------       -----------
STOCKHOLDER'S DEFICIT:
     Common stock, $.01 par value, 1,000 shares authorized,
         issued and outstanding                                               -                 -
     Additional paid-in capital                                               -                 -
     Retained earnings (deficit)                                         (5,316)              474
     Distribution in excess of capital                                  (17,542)          (17,542)
                                                                    -----------       -----------
         TOTAL STOCKHOLDER'S DEFICIT                                    (22,858)          (17,068)
                                                                    -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                         $    83,470       $    89,603
                                                                    ===========       ===========

See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                           Three Months Ended            Six Months Ended
                                                       --------------------------   -------------------------
                                                       January 26,    January 27,   January 26,   January 27,
                                                          2002           2001          2002          2001
                                                       -----------   ------------   -----------   -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss                                               $  1,793      $   (375)      $ (5,790)     $ (2,262)
  Depreciation and amortization                             1,158         1,600          2,304         3,152
  Non-cash rent expense                                       108           185            236           384
  LIFO provision                                              113           100            225           400
  Cumulative effect of change in accounting
    for goodwill                                                -             -          7,236             -
  Changes in operating assets and liabilities               2,850         5,177         (5,849)       (8,318)
                                                       -----------   ----------     -----------   ----------
NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                               6,022         6,687         (1,638)       (6,644)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                       (445)       (1,151)          (943)       (1,603)
  Acquisitions of pharmacy customer lists                       -             -              -          (398)
                                                       -----------   ----------     -----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                        (445)       (1,151)          (943)       (2,001)

CASH FLOWS FROM FINANCING ACTIVITES:
  Proceeds from revolver borrowings                        11,220        21,425         37,995        53,725
  Repayments of revolver borrowings                       (18,770)      (28,650)       (37,995)      (46,700)
  Cash overdraft                                            1,887         1,713          1,887         1,713
                                                       -----------   ----------     -----------   ----------
NET CASH FROM (USED IN) FINANCING ACTIVITES                (5,663)       (5,512)         1,887         8,738

Net increase (decrease) in cash and cash equivalents          (86)           24           (694)           93
Cash and cash equivalents at beginning of period            1,607           533          2,215           464
                                                       -----------   ----------     -----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  1,521      $    557       $  1,521      $    557
                                                       ===========   ==========     ===========   ==========


           See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


(1)  BASIS OF PRESENTATION:

     The accompanying financial statements should be read in conjunction with the audited financial statements of Community Distributors, Inc. (the "Company"), and the notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended July 28, 2001. The Company, a wholly owned subsidiary of CDI Group, Inc. (the "Parent"), is engaged in the operation of retail stores throughout New Jersey. These interim financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position and operating results and cash flows for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

(4)  DEBT:

     Long-term debt includes $74,000 of 10 1/4% senior notes due in 2004 (the "Senior Notes"), which are guaranteed by the Parent. The terms of the Senior Notes include certain restrictive covenants regarding the payment of dividends, the incurrence of debt, the use of proceeds resulting from disposition of assets and certain other defined activities. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all such outstanding notes. See
     Note 8.

     The Company maintains a $20,000 revolving credit facility (the "Facility") with a bank expiring in October 2002. The Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, totaled approximately $2,183 and $937 at January 26, 2002 and July 28, 2001, respectively. At January 26, 2002, $17,817 of the Facility was available to the Company. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances. See Note 8.

(5)  INVENTORY COSTING METHOD:

     Inventory at interim periods is valued on a last-in, first-out (LIFO) basis that is determined based on current estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories. The results of the last physical inventory that was taken on January 26, 2002 did not have a material impact on the results of operations, financial position and cash flows.

                          COMMUNITY DISTRIBUTORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

(6)  GOODWILL:

     Effective July 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"), which requires that goodwill not be amortized but instead be tested at least annually for impairment by reporting unit and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS 142, the Company has six months from the initial date of adoption to complete its impairment testing. Adoption of SFAS 142 has resulted in the elimination of goodwill amortization expense of $479 and $958 during the three and six month periods ended January 26, 2002.

     The Company has completed its assessment of goodwill during its second quarter, which resulted in goodwill impairment of $7,236 that has been recorded as a cumulative effect of accounting change as of the beginning of the current fiscal year. In accordance with SFAS 142, the Company has restated its first quarter results to give effect to this accounting change. The Company's restated first quarter results for such cumulative effect of accounting change results in a net loss of $7,583 as compared to the previously reported net loss of $347 for the quarter ended October 27, 2001. The $7,236 cumulative effect of change in accounting has no tax effect, as the Company's goodwill is nondeductible for tax reporting purposes.

     The Company has performed its assessment of goodwill and other intangible assets by comparing the fair value of the Company, which has been determined to be the reporting unit for such measurement purposes, to its net book value in accordance with the provisions of SFAS 142. The Company has estimated its fair value based upon a combination of historical and projected results giving appropriate weighting to such data in arriving at an estimate of fair value. The Company's equity is not subject to quotations.

(7)  ACCOUNTING POLICIES:

     Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued in August 2001. SFAS 144 establishes accounting and reporting standards for impairment of long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact, if any, of adopting SFAS 144 but does not believe the effect of adoption will be material.

(8)  SUBSEQUENT EVENTS:

     On February 11, 2002, the Company amended the terms of its Facility. Under this amendment, the Facility limit was increased to $30,000 with a sublimit for the repurchase of Senior Notes in the amount of $15,000, although the Company is currently limited to utilizing only $25,000 of the Facility under terms of the Senior Notes. In addition, the Company extended the term of the facility to April 2004, incurred a commitment fee of $250, is subject to certain prepayment fees and gives the Company the ability to reduce the commitment upon request.

     Subsequent to the end of the second quarter, the Company has repurchased $17,025 aggregate principal amount of its outstanding Senior Notes at a discount, resulting in a significant gain that will be reflected as an extraordinary item in the Company's financial statements for the third quarter ended April 27, 2002.

     On February 24, 2002, the Company suffered the total loss of one of its Cost Cutters stores due to a fire. During the fiscal year ended July 28, 2001, this store contributed $0.3 million of the total Company's income before income taxes. The Company maintains insurance to recover its loss of inventory, property and equipment and lost profits from this store location. The Company does not expect to be able to reopen this store until the second half of the fiscal year ending July 26, 2003.

                         CDI GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                  Three Months Ended          Six Months Ended
                                                -------------------------  ------------------------
                                                January 26,   January 27,  January 26,  January 27,
                                                   2002         2001          2002         2001
                                                 ---------    ---------    ----------   ----------
Net sales                                        $  87,677    $  85,400    $  160,343   $  156,189
Cost of sales                                       63,061       62,577       116,740      116,427
                                                 ---------    ---------    ----------   ----------
     Gross profit                                   24,616       22,823        43,603       39,762
Selling, general and administrative expenses        18,537       19,095        35,095       35,835
Administrative fees                                     62           62           125          125
Depreciation and amortization                        1,085        1,539         2,166        3,048
Other income, net                                       66           51           212          511
                                                 ---------    ---------    ----------   ----------
     Operating income                                4,998        2,178         6,429        1,265
Interest expense, net                                2,574        2,726         5,150        5,394
                                                 ---------    ----------   ----------   ----------
     Income/(loss) before income taxes               2,424         (548)        1,279       (4,129)
Provision (benefit) for income taxes                 1,018          172           594       (1,176)
       Income/(loss) before cumulative effect
                                                 ---------    ----------   ----------   ----------
       of accounting change                          1,406         (720)          685       (2,953)
Cumulative effect of change in accounting
       for goodwill                                      -            -        (7,236)           -
                                                 ---------    ----------   -----------  ----------
    Net income/(loss)                            $   1,406    $    (720)   $   (6,551)  $   (2,953)
                                                 =========    ==========   ===========  ==========

     See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                        As of            As of
                                                                     January 26,        July 28,
                                                                        2002              2001
                                                                    -----------       -----------
ASSETS:
     Cash and cash equivalents                                      $     1,521       $     2,215
     Accounts receivable                                                  8,166             7,587
     Inventory                                                           36,239            33,949
     Prepaid expenses and other current assets                            1,633             1,341
                                                                    -----------       -----------
         TOTAL CURRENT ASSETS                                            47,559            45,092
     Property and equipment, net                                         11,423            12,298
     Deferred charges and other assets                                    5,911             6,397
     Goodwill, net                                                       18,620            25,856
                                                                    -----------       -----------
TOTAL ASSETS                                                        $    83,513       $    89,643
                                                                    ===========       ===========
LIABILITIES:
     Revolver borrowings                                            $         -       $         -
     Accounts payable                                                    13,294            14,101
     Accrued expenses and other current liabilities                       8,000             7,710
     Current portion of supplier advances                                   650               650
                                                                    -----------       -----------
         TOTAL CURRENT LIABILITIES                                       21,944            22,461
     Long-term debt                                                      74,000            74,000
     Subordinated debt                                                   25,840            24,665
     Supplier advances, net of current portion                            2,005             2,359
     Other long-term liabilities                                          3,938             3,821
                                                                    -----------       -----------
TOTAL LIABILITIES                                                   $   127,727       $   127,306
                                                                    -----------       -----------
COMMITMENTS AND CONTINGENCIES:
     Redeemable preferred stock, $1.00 par value, 7,862
         authorized, issued and outstanding, redemption
         value $100 per share                                               786               786
     Redeemable shares of Class A voting common stock, 57,963
         shares issued and outstanding at net redemption
         value at January 26, 2002 and July 28, 2001                        493               493

STOCKHOLDERS' DEFICIT:
     Class A voting common stock, $.00001 par value,
         authorized 600,000 shares, 196,632 issued and
         outstanding at January 26, 2002 and July 28, 2001                    -                 -
     Class B non-voting common stock, $.00001 par value,
         authorized 600,000 shares, 187,922 issued and
         outstanding at January 26, 2002 and July 28, 2001                    -                 -
     Additional paid-in capital                                               -                 -
     Retained deficit                                                   (10,889)           (4,338)
     Distribution in excess of capital                                  (34,604)          (34,604)
                                                                    -----------       -----------
         TOTAL STOCKHOLDERS' DEFICIT                                    (45,493)          (38,942)
                                                                    -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    83,513       $    89,643
                                                                    ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                           Three Months Ended            Six Months Ended
                                                       --------------------------   -------------------------
                                                       January 26,    January 27,   January 26,   January 27,
                                                           2002           2001          2002          2001
                                                       -----------   ------------   -----------   -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net income (loss)                                    $  1,406      $   (720)      $ (6,551)     $ (2,953)
  Depreciation and amortization                           1,158         1,600          2,304         3,152
  Non-cash rent expense                                     108           185            236           384
  Non-cash interest expense                                 585           531          1,171         1,063
  LIFO provision                                            113           100            225           400
  Cumulative effect of change in accounting
    for goodwill                                              -             -          7,236             -
  Changes in operating assets and liabilities             2,652         4,991         (6,259)       (8,690)
                                                       --------      ---------      --------      --------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                              6,022         6,687         (1,638)       (6,644)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                     (445)       (1,151)          (943)       (1,603)
  Acquisition of pharmacy customer lists                      -             -              -          (398)
                                                       --------      ---------      --------      --------
NET CASH USED IN INVESTING ACTIVITIES                      (445)       (1,151)          (943)       (2,001)

CASH FLOWS USED IN FINANCING ACTIVITES:
  Proceeds from revolver borrowings                      11,220        21,425         37,995        53,725
  Repayments of revolver borrowings                     (18,770)      (28,650)       (37,995)      (46,700)
  Cash overdraft                                          1,887         1,713          1,887         1,713
                                                       --------      --------       --------      --------
NET CASH FROM (USED IN) FINANCING ACTIVITES              (5,663)       (5,512)         1,887         8,738
Net increase  (decrease) in cash and cash equivalents       (86)           24           (694)           93
Cash and cash equivalents at beginning of period          1,607           533          2,215           464
                                                       --------      --------       --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  1,521      $    557       $  1,521      $    557
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

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


(1)  BASIS OF PRESENTATION:

     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of CDI Group, Inc. (the "Parent") and Subsidiary (defined below and collectively referred to with the parent as the "Company"), and the notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended July 28, 2001. The accompanying condensed consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiary, Community Distributors, Inc. (the "Subsidiary"), which is engaged in the operation of retail stores throughout New Jersey. These interim consolidated financial statements are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position, operating results, and cash flows for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

(4)  DEBT:

     Long-term debt includes $74,000 of 10 1/4% senior notes due in 2004 (the "Senior Notes"), which are guaranteed by the Parent. The terms of the Senior Notes include certain restrictive covenants regarding the payment of dividends, the incurrence of debt, the use of proceeds resulting from disposition of assets and certain other defined activities. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all such outstanding notes. See Note 8.

     The Company maintains a $20,000 revolving credit facility (the "Facility") with a bank expiring in October 2002. The Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, totaled approximately $2,183 and $937 at January 26, 2002 and July 28, 2001, respectively. At January 26, 2002, $17,817 of the Facility was available to the Company. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances. See Note 8.

     In addition to the outstanding Senior Notes issued by the Subsidiary, the Parent had outstanding long-term debt, consisting of senior subordinated notes due January 31, 2005, in the amount of $25,840 and $24,665 at January 26, 2002 and July 28, 2001, respectively, which includes accrued interest.

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

(5)  INVENTORY COSTING METHOD:

     Inventory at interim periods is valued on a last-in, first-out (LIFO) basis that is determined based on current estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories. The results of the last physical inventory that was taken on January 26, 2002 did not have a material impact on the results of operations, financial position and cash flows.

(6)  GOODWILL:

     Effective July 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"), which requires that goodwill not be amortized but instead be tested at least annually for impairment by reporting unit and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS 142, the Company has six months from the initial date of adoption to complete its impairment testing. Adoption of SFAS 142 has resulted in the elimination of goodwill amortization expense of $479 and $958 during the three and six month periods ended January 26, 2002.

     The Company has completed its assessment of goodwill during its second quarter, which resulted in goodwill impairment of $7,236 which has been recorded as a cumulative effect of accounting change as of the beginning of the current fiscal year. In accordance with SFAS 142, the Company has restated its first quarter results to give effect to this accounting change. The Company's restated first quarter results for such cumulative effect of accounting change results in a net loss of $7,583 as compared to the previously reported net loss of $347 for the quarter ended October 27, 2001. The $7,236 cumulative effect of change in accounting has no tax effect as the Company's goodwill is nondeductible for tax reporting purposes.

     The Company has performed its assessment of goodwill and other intangible assets by comparing the fair value of the Company, which has been determined to be the reporting unit for such measurement purposes, to its net book value in accordance with the provisions of SFAS 142. The Company has estimated its fair value based upon a combination of historical and projected results giving appropriate weighting to such data in arriving at an estimate of fair value. The Company's equity is not subject to quotations.

(7)  ACCOUNTING POLICIES:
     Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued in August 2001. SFAS 144 establishes accounting and reporting standards for impairment of long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact, if any, of adopting SFAS 144 but does not believe the effect of adoption will be material.


(8)  SUBSEQUENT EVENTS:

     On February 11, 2002, the Company amended the terms of its Facility. Under this amendment, the Facility limit was increased to $30,000 with a sublimit for the repurchase of Senior Notes in the amount of $15,000, although the Company is currently limited to utilizing only $25,000 of the Facility under terms of the Senior Notes. In addition, the Company extended the term of the facility to April 2004, incurred a commitment fee of $250, is subject to certain prepayment fees and gives the Company the ability to reduce the commitment upon request.

     Subsequent to the end of the second quarter, the Company has repurchased $17,025 aggregate principal amount of its outstanding Senior Notes at a discount, resulting in a significant gain that will be reflected as an extraordinary item in the Company's financial statements for the third quarter ended April 27, 2002.

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


     On February 24, 2002, the Company suffered the total loss of one of its Cost Cutters stores due to a fire. During the fiscal year ended July 28, 2001, this store contributed $0.3 million of the total Company's income before income taxes. The Company maintains insurance to recover its loss of inventory, property and equipment and lost profits from this store location. The Company does not expect to be able to reopen this store until the second half of the fiscal year ending July 26, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

     This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, including, but not limited to, (i) statements about possible changes in the rate of increase of pharmacy sales to participants in managed health care plans and other third-party payer plans ("Third Party Plans") as a percentage of total pharmacy sales, and its impact on profitability; (ii) the ability of the Community Distributors, Inc. (the "Company") to meet its debt service obligations and to fund anticipated capital expenditures and working capital requirements in the future; (iii) statements regarding present and future repurchases by the Company of some of its Senior Notes; (iv) statements regarding the effect of the fire in one of the Cost Cutters stores; and (v) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company and of CDI Group, Inc. (the "Holding Company") as of the date of this Quarterly Report on Form 10-Q, and the Company and the Holding Company caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Certain Risks" in the Annual Report on Form 10-K for its fiscal year ended July 28, 2001 for the Company and for the Holding Company.

RESULTS OF OPERATIONS

     Except where indicated below, the following discussion relates to the operations of the Company only. The Holding Company conducts no operations separate from the Company.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 26, 2002 (THE "2002 THREE-MONTH PERIOD") WITH THE THREE MONTHS ENDED JANUARY 27, 2001 (THE "2001 THREE-MONTH PERIOD").

     Net sales for the 2002 Three-Month Period were $87.7 million as compared to $85.4 million for the 2001 Three-Month Period, an increase of $2.3 million, or 2.7%. This increase, which includes a 2.5% increase in same-store sales, was primarily due to (i) a 12.4% increase in pharmacy sales from $29.0 million for the 2001 Three-Month Period to $32.6 million for the 2002 Three-Month Period, including a 15.4% increase in pharmacy sales to Third Party Plan customers from $25.3 million for the 2001 Three-Month Period to $29.2 million for the 2002 Three-Month Period and (ii) a 2.3% decrease in sales of non-pharmacy products from $56.4 million for the 2001 Three-Month Period to $55.1 million for the 2002 Three-Month Period. The Company attributes the decrease in net sales of non-pharmacy products to the continuing levels of increased competition in the Company's markets, a decline in personal consumer spending during the 2002 Three-Month Period and to reductions in inventory levels that resulted in fewer markdown sales. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 617,000 for the 2002 Three-Month Period as compared to approximately 574,000 for the 2001 Three-Month Period, an increase of approximately 43,000, or 7.5%. The number of prescriptions filled for Third Party Plan customers increased to approximately 545,000 for the 2002 Three-Month Period, as compared to 495,000 for the 2001 Three-Month Period, an increase of approximately 50,000, or 10.1%. Pharmacy sales to non-Third Party Plan customers were $3.4 million in the 2002 Three-Month Period as compared to $3.7 million in the 2001 Three-Month Period, a decrease of $0.3 million, or 8.1%, due to the increased participation of the Company's customers in Third Party Plans and a decrease in the number of prescriptions filled for non-Third Party Plan customers from approximately 79,000 in the 2001 Three-Month Period to approximately 72,000 in the 2002 Three-Month Period.

     Gross profit was $24.6 million for the 2002 Three-Month Period, as compared to $22.8 million for the 2001 Three-Month Period, an increase of $1.8 million, or 7.9%. Gross profit as a percentage of net sales was 28.1% for the 2002 Three-Month Period as compared to 26.7% for the 2001 Three-Month Period. This 1.4% increase in gross profit as a percentage of net sales was due primarily to an improved retail pricing strategy on non-pharmacy sales and to fewer clearance markdowns on seasonal merchandise sales.

     Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $5.9 million for the 2002 Three-Month Period as compared to $5.6 million for the 2001 Three-Month Period, an increase of $0.3 million, or 5.4%, which was primarily the result of the increase in sales and prescriptions filled on a same store basis, the maturing of new stores opened in the last three fiscal years and the acquisition of the inventory and customer lists of seven independent pharmacies during the last three fiscal years. Gross profit on sales to Third Party Plan customers was $4.5 million for the 2002 Three-Month Period as compared to $4.2 million for the 2001 Three-Month Period, an increase of $0.3 million, or 7.1%, which was primarily the result of the increase in the number of prescriptions sold to Third Party Plan customers. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $1.4 million in the 2002 Three-Month Period and 2001 Three-Month Period.

     Gross profit on non-pharmacy sales was $18.7 million for the 2002 Three-Month Period, as compared to $17.2 million for the 2001 Three-Month Period, an increase of $1.5 million, or 8.7%. Gross profit as a percentage of non-pharmacy sales was 33.9% for the 2002 Three-Month Period as compared to 30.5% for the 2001 Three-Month Period, an increase of 3.4%. Gross profit as a percentage of non-pharmacy sales increased primarily due to an improved retail pricing strategy and to fewer clearance markdowns on seasonal merchandise sales.

     Selling, general and administrative expense as a percentage of net sales was 21.1% for the 2002 Three-Month Period, as compared to 22.4% for the 2001 Three-Month Period, a decrease of 1.3%. This decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to initiatives to reduce operating expenses that were partially offset by increases in the cost of compensation for pharmacists and employee benefits.

     Depreciation and amortization expense was $1.0 million for the 2002 Three-Month Period as compared to $1.5 million for the 2001 Three-Month Period, a decrease of $0.5 million, or 33.3%. This decrease is primarily the result of the elimination of the amortization of goodwill in connection with the implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

     Other income, net was $0.1 million for the 2002 Three-Month Period and 2001 Three-Month Period.

     The Company's net interest expense was $2.0 million in the 2002 Three-Month Period as compared to $2.2 million in the 2001 Three-Month Period, a decrease of $0.2 million resulting from the lower level of outstanding balances and lower interest rates charged on the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $0.6 in the 2002 Three-Month Period and was $0.5 million in the 2001 Three-Month Period, an increase of $0.1 million resulting from the compounding of interest on the subordinated debt.

     The Company's provision for income taxes was $1.2 million for the 2002 Three-Month Period as compared to $0.4 million for the 2001 Three-Month Period, an increase of $0.8 million. The Holding Company experienced a benefit from income taxes of $0.2 million in the 2002 Three-Month Period and 2001 Three-Month Period. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the amortization of goodwill and of beneficial leaseholds, both of which are not deductible when calculating taxable income.

     The Company's net income for the 2002 Three-Month Period was $1.8 million as compared to a net loss of $0.4 million in the 2001 Three-Month Period, an increase of $2.2 million, which is primarily due to the factors previously discussed. The Holding Company incurred a net loss of $0.4 million for the 2002 Three-Month Period as compared to $0.3 million for the 2001 Three-Month Period, an increase of $0.1 million.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 26, 2002 (THE "2002 SIX-MONTH PERIOD") WITH THE SIX MONTHS ENDED JANUARY 27, 2001 (THE "2001 SIX-MONTH PERIOD").

     Net sales for the 2002 Six-Month Period were $160.3 million as compared to $156.2 million for the 2001 Six-Month Period, an increase of $4.1 million, or 2.6%. This increase, which includes a 1.8% increase in same-store sales, was primarily due to (i) a 13.3% increase in pharmacy sales from $55.7 million for the 2001 Six-Month Period to $63.1 million for the 2002 Six-Month Period, including an 16.6% increase in pharmacy sales to Third Party Plan customers from $48.3 million for the 2001 Six-Month Period to $56.3 million for the 2002 Six-Month Period and (ii) a 3.3% decrease in sales of non-pharmacy products from $100.5 million for the 2001 Six-Month Period to $97.2 million for the 2002 Six-Month Period. The Company attributes the decrease in net sales of non-pharmacy products to the continuing levels of increased competition in the Company's markets, a decline in personal consumer spending during the 2002 Six-Month Period and to reductions in inventory levels that resulted in fewer markdown sales. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 1,190,000 for the 2002 Six-Month Period as compared to approximately 1,108,000 for the 2001 Six-Month Period, an increase of approximately 82,000, or 7.4%. The number of prescriptions filled for Third Party Plan customers increased to approximately 1,048,000 for the 2002 Six-Month Period, as compared to 950,000 for the 2001 Six-Month Period, an increase of approximately 98,000, or 10.3%. Pharmacy sales to non-Third Party Plan customers were $6.8 million in the 2002 Six-Month Period as compared to $7.4 million in the 2001 Six-Month Period, a decrease of $0.6 million, or 8.1%, due to the increased participation of the Company's customers in Third Party Plans and a decrease in the number of prescriptions filled for non-Third Party Plan customers from approximately 158,000 in the 2001 Six-Month Period to approximately 142,000 in the 2002 Six-Month Period.

     Gross profit was $43.6 million for the 2002 Six-Month Period, as compared to $39.8 million for the 2001 Six-Month Period, an increase of $3.8 million, or 9.5%. Gross profit as a percentage of net sales was 27.2% for the 2002 Six-Month Period as compared to 25.5% for the 2001 Six-Month Period. This 1.7% increase in gross profit as a percentage of net sales was due primarily to an improved retail pricing strategy on non-pharmacy sales and to fewer clearance markdowns on seasonal merchandise sales.

     Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $11.6 million for the 2002 Six-Month Period as compared to $10.7 million for the 2001 Six-Month Period, an increase of $0.9 million, or 8.4%, which was primarily the result of the increase in sales and prescriptions filled on a same store basis, the maturing of new stores opened in the last three fiscal years, and due to the acquisition of the inventory and customer lists of seven independent pharmacies during the last three fiscal years. Gross profit on sales to Third Party Plan customers was $8.8 million for the 2002 Six-Month Period as compared to $8.1 million for the 2001 Six-Month Period, an increase of $0.7 million, or 8.6%, which was primarily the result of the increase in the number of prescriptions sold to Third Party Plan customers. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $2.8 million in the 2002 Six-Month Period as compared to $2.6 million for the 2001 Six-Month Period, an increase of $0.2 million, or 7.7%, that was primarily the result of improved price management on sales of pharmacy products to non-Third Party Plan customers.

     Gross profit on non-pharmacy sales was $32.0 million for the 2002 Six-Month Period, as compared to $29.1 million for the 2001 Six-Month Period, an increase of $2.9 million, or 10.0%. Gross profit as a percentage of non-pharmacy sales was 32.9% for the 2002 Six-Month Period as compared to 29.0% for the 2001 Six-Month Period, an increase of 4.0%. Gross profit as a percentage of non-pharmacy sales increased primarily due to an improved retail pricing strategy and to fewer clearance markdowns on seasonal merchandise sales.

     Selling, general and administrative expense as a percentage of net sales was 21.9% for the 2002 Six-Month Period, as compared to 22.9% for the 2001 Six-Month Period, a decrease of 1.0%. This decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to initiatives to reduce operating expenses that were partially offset by increases in the cost of compensation for pharmacists and employee benefits.

     Depreciation and amortization expense was $2.2 million for the 2002 Six-Month Period as compared to $3.0 million for the 2001 Six-Month Period, a decrease of $0.8 million, or 26.7%. This decrease is primarily the result of the elimination of the amortization of goodwill in connection with the implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

     Other income, net was $0.2 million for the 2002 Six-Month Period as compared to $0.5 million for the 2001 Six-Month Period, a decrease of $0.3 million, resulting from the one-time receipt of $0.4 million during the 2001 Six-Month Period as a member of the class in the Brand Name Drug class action litigation.

     The Company's net interest expense was $4.0 million in the 2002 Six-Month Period as compared to $4.3 million in the 2001 Six-Month Period, a decrease of $0.3 million resulting from the lower level of outstanding balances and lower interest rates charged on the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $1.2 million in the 2002 Six-Month Period and was $1.1 million in the 2001 Six-Month Period, an increase of $0.1 million resulting from the compounding of interest on the subordinated debt.

     The Company's provision for income taxes was $1.0 million for the 2002 Six-Month Period as compared to a benefit for income taxes of $0.8 million for the 2001 Six-Month Period, an increase of $1.8 million. The Holding Company experienced a benefit from income taxes of $0.4 million in the 2002 Six-Month Period and 2001 Six-Month Period related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the amortization of goodwill and of beneficial leaseholds, both of which are not deductible when calculating taxable income.

     Effective July 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"), which requires that goodwill not be amortized but instead be tested at least annually for impairment by reporting unit and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS 142, the Company has six months from the initial date of adoption to complete its impairment testing. The Company has completed its assessment of goodwill during its second quarter, which resulted in goodwill impairment of $7,236 which has been recorded as a cumulative effect of accounting change as of the beginning of the current fiscal year. In accordance with SFAS 142, the Company has restated it s first quarter results to give effect to this accounting change. The Company has performed its assessment of goodwill and other intangible assets by comparing the fair value of the Company, which has been determined to be the reporting unit for such measurement purposes, to its net book value in accordance with the provisions of SFAS 142. The Company has estimated its fair value based upon a combination of historical and projected results giving appropriate weighting to such data in arriving at an estimate of fair value.

     The Company's net loss for the 2002 Six-Month Period was $5.8 million as compared to $2.3 million in the 2001 Six-Month Period, an increase in the net loss of $3.5 million, which is primarily due to the impairment of goodwill in connection with adoption of FAS 142 offset by improved operating income during the 2002 Six-Month Period as compared to the 2001 Six-Month Period. Excluding the impairment of goodwill, the Company's net income was $1.4 million for the 2002 Six-Month Period as compared to a net loss of $2.3 million for the 2001 Six-Month Period, an increase in net income of $3.7 million. The Holding Company incurred a net loss of $0.8 million for the 2002 Six-Month Period as compared to $0.7 million for the 2001 Six-Month Period, an increase of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF THE THREE MONTHS ENDED JANUARY 26, 2002 (THE "2002 THREE-MONTH PERIOD") WITH THE THREE MONTHS ENDED JANUARY 27, 2001 (THE "2001 THREE-MONTH PERIOD").

     During the 2002 Three-Month Period, cash provided by operations was $6.0 million as compared to $6.7 million for the 2001 Three-Month Period, a decrease of $0.7 million. This decrease in cash used in operations is primarily the result of a smaller change in inventory during the 2002 Three-Month Period as compared to the 2001 Three-Month Period. Cash used in investing activities was $0.4 million during the 2002 Three-Month Period as compared to $1.2 million during the 2001 Three-Month Period, a decrease of $0.8 million, which was primarily the result of no store openings during the 2002 Three-Month Period as compared to one store opening during the 2001 Three-Month Period. Cash used in financing activities was $5.7 million during the 2002 Three-Month Period as compared to $5.5 million during the 2001 Three-Month Period. Cash used in financing activities during the 2002 Three-Month Period was for net repayments of borrowings under the Facility of $7.6 million offset by a cash overdraft of $1.9 million while the cash used in financing activities during the 2001 Three-Month Period was for net repayments of borrowings under the Facility of $7.2 million offset by a cash overdraft of $1.7 million.

COMPARISON OF THE SIX MONTHS ENDED JANUARY 26, 2002 (THE "2002 SIX-MONTH PERIOD") WITH THE SIX MONTHS ENDED JANUARY 27, 2001 (THE "2001 SIX-MONTH PERIOD").

     During the 2002 Six-Month Period, cash used in operations was $1.6 million as compared to $6.6 million for the 2001 Six-Month Period, a decrease of $5.0 million. This decrease in cash used in operations is primarily the result of a larger reduction of inventory and smaller reduction in accounts payable during the 2002 Six-Month Period as compared to the 2001 Six-Month Period. Cash used in investing activities was $0.9 million during the 2002 Six-Month Period as compared to $2.0 million during the 2001 Six-Month
Period, a decrease of $1.1 million, which was primarily the result of no store openings during the 2002 Six-Month Period as compared to two store openings during the 2001 Six-Month Period. Cash provided by financing activities was $1.9 million during the 2002 Six-Month Period as compared to $8.7 million during the 2001 Six-Month Period. Cash provided by financing activities during the 2002 Six-Month Period was from a cash overdraft of $1.9 million while the cash provided by financing activities during the 2001 Six-Month Period was for net borrowings under the Facility of $7.0 million and a cash overdraft of $1.7 million.

     The Company believes that, based on anticipated levels of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes when due, and to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of its fiscal years ended July
27, 2002 and July 26, 2003. The Company's ability to make scheduled payments of principal or interest thereon, or to refinance its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. Subsequent to the end of the second quarter, the Company has repurchased $17.0 million aggregate principal amount of its outstanding Senior Notes at a discount, resulting in a significant gain that will be reflected as an extraordinary item in the Company's financial statements for the third quarter ended April 27, 2002.
The Company is considering from time to time additional repurchases of its Senior Notes. Any repurchases of Senior Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital or seek additional financing if needed.
The Company expects that substantially all of its borrowings under the Facility will bear interest at floating rates; therefore, the Company's financial condition will be affected by any changes in prevailing rates.

CERTAIN RISKS

     The Company is subject to certain risks, including:

     "FREEDOM OF CHOICE" AND "ANY WILLING PROVIDER" LEGISLATION. In July 1994, New Jersey adopted "Freedom of Choice" legislation that requires Third-Party Plans to allow their customers to purchase prescription drugs from the provider of their choice as long as the provider meets uniformly established requirements, and "Any Willing Provider" legislation that requires each Third-Party Plan that has entered into an agreement with a prescription provider to permit other prescription providers to enter into agreements under the same terms and conditions. If this legislation were repealed, larger national drugstore chains could enter into exclusive contracts with Third-Party Plans, which could reduce the Company's sales of prescriptions and potentially non-prescription items as well. In addition, since none of the states surrounding New Jersey (other than Delaware) has enacted similar legislation, the Company may be at a disadvantage if it chooses to expand outside of New Jersey.

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

     LIQUIDITY. There can be no assurance that the Company will generate sufficient cash flow to pay interest and principal on its Senior Notes due 2004, of which $57.0 million aggregate principal amount was outstanding at March 12, 2002. There can be no assurance that the Company will have sufficient cash available or will be able to raise sufficient cash to pay the principal of the Senior Notes in 2004 or the principal and accrued interest of the subordinated debt of the Parent.

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

                          PART II - - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          None.

     (b) Reports on Form 8-K

          Neither the Company nor the Holding Company filed any reports on Form 8-K during the three months ended January 26, 2002.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                   COMMUNITY DISTRIBUTORS, INC.

March 12, 2002                     By: /S/ TODD H. PLUYMERS
                                       ---------------------------------------
                                           Todd H. Pluymers,
                                           Chief Financial Officer
                                           (AUTHORIZED OFFICER AND PRINCIPAL
                                           FINANCE AND ACCOUNTING OFFICER)

                                   CDI GROUP, INC.

March 12, 2002                     By: /S/ TODD H. PLUYMERS
                                       ---------------------------------------
                                           Todd H. Pluymers,
                                           Chief Financial Officer
                                           (AUTHORIZED OFFICER AND PRINCIPAL
                                           FINANCE AND ACCOUNTING OFFICER)